Form 10-Q
period 2011-02-28
CN Resources Inc.
filed 2011-02-28
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-167804

CN RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

255 Duncan Mill Road, Suite 203
Toronto, Ontario
Canada M3B 3H9
(Address of principal executive offices, including zip code.)

(416) 510-2991
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,100,000 as of February 23, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	November 30, 2010	May 31, 2010

Assets

Current assets
Cash and cash equivalents	$13,170	$15,200
Total current assets	13,170	15,200

Total assets	$13,170	$15,200

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Accounts payable	2,010
Due to director	35,370	35,370
Total current liabilities	$37,380	$35,370

Stockholders' equity
Common stock, 100,000,000 of shares authorized with
$0.00001par value, 21,100,000 issued and outstanding	$211	$211
Preferred stock, 100,000,000 shares authorized with
$0.00001 par value, none issued	-	-
Accumulated deficit during the development stage	14,989	14,989
Total stockholders' equity	$(24,210)	$(20,170)

Total liabilities and stockholders' equity	$13,170	$15,200

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	Three months	Six months	Inception (May 18, 2010)
	ended	ended	to
	November 30, 2010	November 30, 2010	November 30, 2010
Operating expenses

Bank service charge	$-	$30	$70
Professional fees	-	4,010	19,340
General and administrative expenses	-	-	20,000
Total operating expenses	-	4,040	39,410

Net loss for the period	$-	$(4,040)	$(39,410)

Loss per common share - basic and diluted	$-	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	21,100,000	21,100,000	21,100,000

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months	Inception (May 18, 2010)
	ended	to
	November 30, 2010	November 30, 2010

Cash Flows From Operating Activities
Net loss for the period	$(4,040)	$(39,410)
Changes in operating assets and liabilities
Increase in accounts payable	2,010	2,010
Net cash used in operating activities	(2,030)	(37,400)

Cash Flows From Financing Activities
Payable to related party	-	35,370
Proceeds from common stock issued	-	15,200
Net cash provided by financing activities	-	50,570

Net increase (decrease) in cash and cash equivalents	(2,030)	13,170
Cash and cash equivalents, beginning of the period	15,200	-
Cash and cash equivalents, end of the period	$13,170	$13,170

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
November 30, 2010

1.  ORGANIZATION AND BUSINESS OPERATIONS

CN RESOURCES INC. ("the Company") was incorporated in Nevada of the United States of America on May 18, 2010. The Company is in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resource properties in the world.  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements reflect all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. Management's opinion that all adjustments necessary for a fair statement of the reults for the interim periods have been made, and all adjustments are of a normal recurring nature.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the three months period ended November 30, 2010 of $0.00 and since inception of May 18, 2010 to November 30, 2010 resulting in an accumulated deficit of $39,410; further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage corporation that does not own any interests in any properties or ore bodies, and has not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we obtain an interest in a property, find mineralized material, delineate an ore body, and begin removing and selling minerals.

Plan of Operation

We have allocated between $45,000 and $150,000 for the securing of one property.  The property will most likely be located in the state of Nevada, U.S.A.  We have not selected a property at this time.  We intend to secure a property within the next twelve months.  Because the amount of funds available for the acquisition of the properties is dependent on the success of this offering, we cannot determine the amount of acreage or the specific location thereof of the property.

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. Since we do not own an interest in any properties, we have not begun exploration. Consulting fees will not be paid except on an as needed basis and should not exceed $50,000.00 for the next 12 months.

We plan to use the proceeds as follows:

Our offering is being made on a self-underwritten $200,000 minimum, $500,000 maximum basis.  The table below sets forth the use of proceeds if $200,000, $350,000, or $500,000 of the offering is sold.

	$200,000	$350,000	$500,000
Gross proceeds	$200,000	$350,000	$500,000
Offering expenses	$30,000	$30,000	$30,000
Net proceeds	$170,000	$320,000	$470,000

The net proceeds will be used as follows:

Claim Acquisition	$45,000	$100,000	$150,000
Exploration	$50,000	$100,000	$200,000
Geological Consultant	$50,000	$50,000	$50,000
Reclamation	$15,000	$15,000	$15,000
Working capital	$10,000	$55,000	$55,000

We cannot be more specific about the application of proceeds for exploration, because we do not know what we will find. If we attempted to be too specific, every time an event occurred that would change our allocation, we would have to amend this registration statement. We believe that the process of amending the registration statement would take an inordinate amount of time and not be in your best interest in that we would have to spend money for legal fees which could then not be spent on exploration.

Working capital is the cost related to operating our office.  It is comprised of expenses for mail, stationary and other office supplies, and legal and accounting fees related to filing reports with the SEC.  Telephone, office equipment, and minor office services are provided free of charge as an accommodation by one of our officers and director, Oliver Xing.We have allocated a range of money for exploration.  That is because we do not know how much will ultimately be needed for exploration.  If our initial exploration proves positive results, we will expand the exploration activities.

If we discover significant quantities of mineralized material, we will begin technical and economic feasibility studies to determine if we have reserves.  We estimate that the feasibility studies could cost somewhere between $10,000 and $50,000, depending on the estimated size of the ore body.  Since we have no ore body, it is impossible to accurately estimate the cost of the feasibility studies.  Only if we have reserves will we consider developing the property.

Once we have secured a property, and if through early stage exploration we find mineralized material and it is feasible to expand the exploration program, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need, we will have to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and sole director.  Our sole director has agreed to loan us money if we should need it, provided the amount needed is not unreasonable in light of all of the facts and circumstances at that time.  At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of the property we intend to secure.  Our exploration program is explained in as much detail as possible in the business section of this registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months.  We will not buy any equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

We do not intend to interest other companies in the properties if we find mineralized materials.  We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money.  If we can’t or don’t raise more money, we will cease operations.  If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.  In the event we fail in our exploration activity, we will cease operations and not sell the company.  We do not intend to hire additional employees at this time.  Any work that would be conducted on a property that we may secure will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

No Operating History

We have no operations upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties we may secure, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will have to conduct research and exploration of the properties we intend to acquire before we start exploration.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 18, 2010

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by financing activities from inception on May 18, 2010 to November 30, 2010 is $15,200.

We had a net loss of $0.00 for the three-month ended November 30, 2010 and net loss of $4,040 for the six-month ended November 30, 2010. We utilized office space for free provided by our president and we concentrated our efforts in clearing our prospectus with Securities and Exchange Commission. No loss incurred for the three-month ended on November 30, 2010 and the loss for the six-month-s ended on November 30, 2010 was entirely for professional fees in connection with our registration statements.

Liquidity and Capital Resources

At November 30, 2010 we had cash of $13,170.

We are in starting up stage operations and have not yet generated any revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We will continue to seek additional financing in order to obtain the capital required to continue implementation of our business plan.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to our existing shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 12, 2011, our Form S-1 registration statement (SEC file no. 333-167804) was declared effective by the SEC.  Pursuant to the S-1, we are offering  2,000,000 shares of common stocks minimum, 5,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As at February 22, 2011, we have not received any fund from our public offering.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 23rd day of February, 2011.

CN RESOURCES INC.

BY:	OLIVER XING
Oliver Xing
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.