Form 10-Q
period 2011-04-13
CN Resources Inc.
filed 2011-04-13
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-167804

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,100,000 as of April 12, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	February 28, 2011	May 31, 2010
Assets

Current assets
Cash and cash equivalents	$963	$15,200
Total current assets	963	15,200

Total assets	$963	$15,200

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	-	-
Due to director	35,370	35,370
Total current liabilities	$35,370	$35,370

Stockholders' equity
Common stock,100,000,000 of shares authorized
with $0.00001par value,21,000,000 issued and
outstanding	$211	$211
Preferred stock,100,000,000 shares authorized
with $0.00001par value, none issued	-	-
Additional paid-in capital	14,989	14,989
Accumulated deficit during the development stage	(49,607)	(35,370)
Total stockholders' equity	$(34,407)	$(20,170)

Total liabilities and stockholders' equity	$963	$15,200

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
A Development Stage Company)
Statements of Expenses
(Unaudited)

			Inception
	Three months	Nine months	(May 18, 2010)
	ended	ended	to
	February 28, 2011	February 28, 2011	February 28, 2011
Operating expenses

Bank service charge	$30	$60	$100
Professional fees	10,167	14,177	29,507
General and administrative expenses	-	-	20,000
Total operating expenses	10,197	14,237	49,607

Net loss for the period	$(10,197)	$(14,237)	$(49,607)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	21,100,000	21,100,000

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Inception
	Nine months	(May 18, 2010)
	ended	to
	February 28, 2011	February 28, 2011
Cash Flows From Operating Activities
Net Loss for the period	$(14,237)	$(49,607)
Changes in operating assets and liabilities
Increase in accounts payable	-	-
Net cash used in operating activities	(14,237)	(49,607)

Cash Flows from Financing Activities
Payable to related party	-	35,370
Proceeds from common stock issued	-	15,200
Net cash provided by financing activities	-	50,570

Net increase (decrease) in cash and cash equivalents	(14,237)	963
Cash and cash equivalents, beginning of the period	15,200	-
Cash and cash equivalents, end of the period	$963	$963

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
February 28, 2011

1. ORGANIZATION AND BUSINESS OPERATIONS

CN RESOURCES INC. (“the Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company is in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resources properties in the world. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements reflect all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the three months period ended February 28, 2011 of $10,197 and since inception of May 18, 2010 to February 28, 2011 resulting in an accumulated deficit of $49,607; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from director and/or private placements of common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Exploration expenditures consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. Since we do not own an interest in any properties, we have not begun exploration. Consulting fees will not be paid except on an as needed basis and should not exceed $50,000 for the next 12 months.

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

Working capital is the cost related to operating our office.  It comprises expenses for mail, stationary and other office supplies, and legal and accounting fees related to filing reports with the SEC.  Telephone, office equipment, and minor office services are provided free of charge as an accommodation by one of our officers and director, Oliver Xing.We have allocated a range of money for exploration.  That is because we do not know how much will ultimately be needed for exploration.  If our initial exploration proves positive results, we will expand the exploration activities.

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

Results of Operations

From Inception on May 18, 2010

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by financing activities from inception on May 18, 2010 to February 28, 2011 is $50,570.

We had a net loss of $10,197 for the three-month ended February 28, 2011 and net loss of $14,237 for the nine-month ended February 28, 2011. We utilized office space for free provided by our president and we concentrated our efforts in clearing our prospectus with Securities and Exchange Commission. No loss incurred for the three-month ended on February 28, 2011 and the loss for the six-month-s ended on February 28, 2011 was almost entirely for professional fees in connection with our registration statements.

Liquidity and Capital Resources

At February 28, 2011, we had cash of $963.

We are in the start-up stage of operations and have not yet generated any revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

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

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 12, 2011, our Form S-1 registration statement (SEC file no. 333-167804) was declared effective by the SEC.  Pursuant to the S-1, we are offering 2,000,000 shares of common stock minimum, 5,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As at April 12, 2011, we have not received any funds from our public offering.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2011.

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