Form 10-K
period 2011-05-31
CN Resources Inc.
filed 2011-08-15
CIK 1494809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED may 31, 2011

Commission File Number:   333-167804

CN RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

255 Duncan Mill Road
Suite 203
Toronto, Ontario M3B 3H9
(Address of principal executive offices, including zip code)

416-510-2991
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 31, 2011: $0.00.

At August 5, 2011,  21,100,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any property we acquire.  Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  We will be prospecting for gold.

General

We were incorporated in the State of Nevada on May 17, 2010.  Our principal executive office is located at 255 Duncan Mill Road, Suite 203, Toronto, Ontario, Canada M3B 3H9.  Our telephone number is (416) 510-2991 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is May 31.

We are engaged in the acquisition and exploration of mining properties.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.  Failure or abandonment of our exploration program is not a circumstance that might cause us to change our plans.  If the exploration program fails, we will cease operations and liquidate the company.

Our proposed exploration program

We intend to acquire or option a property and prospect for gold in the state of Nevada.  Our target is mineralized material.  Our success depends upon finding mineralized material.  Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete the exploration of our property.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we need additional money and cannot raise it, we will have to suspend or cease operations.

After we acquire a property, we must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.  There is no assurance that we will ever acquire or option a property.

We intend to seek out raw undeveloped property by retaining the services of a professional mining geologist to be selected.  As of the date of this registration statement, we have not selected a geologist.  Our properties will in all likelihood be undeveloped raw land. That is because raw undeveloped land is much cheaper than to try to acquire an existing developed property. A developed property is one with a defined ore body.

Thereafter, exploration will be initiated.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore any property we may obtain.  Again, at the present time, we do not own any interest in any properties.

We do not claim to have any minerals or reserves whatsoever.

We intend to implement an exploration program which consists of rock sampling.  Rock sampling is the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined grid laid out on the property.  If the rock sampling is successful, then further work by way of a controlled source magnetotelluric survey may be in order.  This is an electromagnetic method used to map the variation of the Earth’s resistivity (the resistance of the earth to conduct electricity) by measuring naturally occurring electric and magnetic fields at the Earth’s surface.  This process gives an indication of where drilling locations may be warranted.  If drilling were to be indicated, then our first choice would be reverse circulation drilling. This is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock.  The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis.  This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks.  If warranted, core sampling would follow this stage.  Core sampling is the process of drilling holes in order to extract samples of earth. Our mining engineer will determine where drilling will occur on the property.  As of the date of this registration statement, we have not retained the services of any mining engineers, and would not entertain doing so until an appropriate property has been secured.  The drill samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the drill samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property.  Our current financial condition is designed to only fund the costs of rock sampling and testing.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we do not own an interest in a property. We may or may not find any mineralized material.  We hope we do, but in fact, the probability of such an event is not impossible to predict and in fact, it is exceedingly unlikely.

We do not have a plan to take our company to revenue generation. That is because we have not located an ore body yet and it is impossible to project revenue generation from nothing.

If we explore a property and do not find mineralized material, we will allow the option to expire.

Competitive Factors

The gold mining industry is fragmented.  We will be competing with other exploration companies looking for gold.  We are one of the smallest exploration companies in existence.  We are an infinitely small participant in the gold mining market.  While we may be competing for property, once the property is optioned, there will be no competition for the exploration or removal of minerals from the property.  Readily available gold markets exist in Canada and around the world for the sale of gold.  Therefore, we will be able to sell any gold that we are able to recover.

Supplies

Supplies and manpower are readily available for exploration.

Regulations

Our mineral exploration program will be subject to the regulations of the Bureau of Land Management.

The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

The Federal government’s Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $140 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31 of each year. The assessment year ends on noon of September 1 of each year.  The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located.  We do not qualify for a Small Miner Exemption.  The following sets forth the BLM fee schedule:

Fee Schedule (per claim)
Location Fee	$34.00
Maintenance Fee.	$140.00
Service Charges	$15.00
Transfer Fee	$10.00
Proof of Labor	$10.00
Notice of Intent to Hold	$10.00
Transfer of Interest	$10.00
Amendment	$10.00
Assessment Work	$10.00
Notice of Intent to Locate on Stock Raising Homestead land	$30.00

The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

1. Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

2. Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.  A full environmental assessment and reclamation bond would be required at this stage.

Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken “before” and “after” any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant’s responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We will be in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property.

Subcontractors

We intend to use the services of a consultant who will supervise the subcontractors for manual labor exploration work on our property.  We have not selected the consultant as of the date of this prospectus and will not do so until we have completed this offering.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers are part-time employees and each will devote about 10% of his time or four hours per week to our operation.  Neither our officers nor our sole director have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and director. Our sole officer and director will handle our administrative duties. Because our officers are inexperienced with exploration, they will hire qualified persons to perform our exploration activities.  As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Property Interests and Mining Claims in General

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the BLM or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Nevada and United States.

Environment Regulations

Our activities are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment.  We will conduct our operational compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Nevada, where we intend to operate could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Our Office

Our principal executive office is located at 255 Duncan Mill Road, Suite 203, Toronto, Ontario, Canada M3B 3H9.  Our telephone number is (416) 510-2991.  This is Mr. Xing’s personal office.  We use approximately50 square feet of space on a rent-free basis.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.          PROPERTIES.

None.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 3 holders of record for our common stock.  There are a total of 21,100,000 shares of common stock outstanding, all of which are restricted.   20,100,000 shares are owned by our officers and directors.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On January 12, 2011, our Form S-1 registration statement (SEC file no. 333-167804) was declared effective by the SEC. Pursuant to the Form S-1, we are offering 2,000,000 shares minimum, 5,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of August 5, 2011, we have not sold any shares of common stock in our public offering.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

We have allocated a range of money for exploration.  That is because we do not know how much will ultimately be needed for exploration.  If our initial exploration proves positive results, we will expand the exploration activities.

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

To become profitable and competitive, we will have to complete our public offering and conduct research and exploration of the properties we intend to acquire before we start exploration.  There is no assurance we will complete our public offering.  If we do not complete our public in September 2011, we will be out of business.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 17, 2010

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by financing activities from inception on May 17, 2010 to May 31, 2011 is $15,200.

Liquidity and Capital Resources

As of the date of August 5, 2011, we have yet to sell any shares of common stock in our public offering or generate any revenues from our business operations.

Since inception, we have sold and issued a total of 21,100,000 shares of common stock and raised $15,200.00 from the sale thereof.

As of May 31, 2011, our total assets were $915 which consisted of cash and our total liabilities were $39,800.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CN RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CN Resources, Inc.
(A Development Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheets of CN Resources, Inc. (the "Company") as of May 31, 2011 and 2010, and the related statements of expenses, cash flows and changes in stockholders’ equity for the year ended May 31, 2011, for the period from May 18, 2010 (inception) through May 31, 2011, and for the period from May 18, 2010 (inception) through May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CN Resources, Inc., as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended May 31, 2011, for the period from May 18, 2010 (inception) through May 31, 2011, and for the period from May 18, 2010 (inception) through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that CN Resources Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

July 29, 2011

CN RESOURCES INC.
(A development Stage Company)
Balance Sheets
(Audited)

	May 31, 2011	May 31, 2010
Assets

Current assets
Cash and cash equivalents	$915	$15,200
Total current assets	915	15,200

Total assets	$915	$15,200

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	3,718	-
Due to director	38,800	35,370
Total current liabilities	$42,518	$35,370

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001par value,21,100,000 issued and outstanding	$211	$211
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued	-	-
Additional paid-in capital	14,989	14,989
Accumulated deficit during the development stage	(56,803)	(35,370)
Total stockholders' equity	$(41,603)	$(20,170)

Total liabilities and stockholders' equity	$915	$15,200

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
A Development Stage Company)
Statements of Expenses
(Audited)

				Inception
		For the year	For the year	(May 18, 2010)
		ended	ended	to
		May 31, 2011	May 31, 2010	May 31, 2011
Operating expenses

Bank service charge		$108	$-	$108
Professional fees		19,295	15,330	$34,625
General and administrative expenses		2,030	20,040	$22,070
Total operating expenses		21,433	35,370	56,803

Net loss for the period		$(21,433)	$(35,370)	$(56,803)

Loss per common share - basic and diluted		(0.001)	$(0.002)
	$
Weighted average common shares
outstanding - basic and diluted		20,853,846	20,853,846

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

			Inception
	For the year	For the year	(May 18, 2010)
	ended	ended	to
	May 31, 2011	May 31, 2010	May 31, 2011
Cash Flows From Operating Activities
Net Loss for the period	(21,433)	$(35,370)	$(56,803)
Changes in operating assets and liabilities
Increase in accounts payable	3,718		3,718
Net cash used in operating activities	(17,715)	(35,370)	(53,085)

Cash Flows from Financing Activities
Payable to related party	3,430	35,370	38,800
Accounts payable	-	-	-
Proceeds from common stock issued	-	15,200	15,200
Net cash provided by financing activities	3,430	50,570	54,000

Net increase (decrease) in cash and cash equivalents	(14,285)	15,200	915
Cash and cash equivalents, beginning of the period	15,200	-	-
Cash and cash equivalents, end of the period	915	15,200	915

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statement of Stockholder's Deficit
(Audited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at May 17, 2010	-	-	-	-	-

20,000,000 shares issued on May 18, 2010	20,000,000	200		-	200
1,000,000 issued on May 20, 2010	1,000,000	10	9,990	-	10,000
100,000 issued on May 30, 2010	100,000	1	4,999	-	5,000

Net Loss for the Period	-	-	-	(35,370)	(35,370)

Balance at May 31, 2010	21,100,000	211	14,989	(35,370)	(20,170)

Additions during the year	-	-	-	-	-

Net Loss for the Period	-	-	-	(21,433)	(21,433)

Balance at May 31, 2011	21,100,000	211	14,989	(56,803)	(41,603)

The accompanying notes are an integral part of these interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2011

1.         ORGANIZATION AND BUSINESS OPERATIONS

CN RESOURCES INC. (“the Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company is in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resources properties in the world. The Company has note generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

b)         Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the year ended May 31, 2011 of $21,433 and since inception of May 18, 2010 to May 31, 2011 resulting in an accumulated deficit of $56,083; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

c)         Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2011

d)         Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

e)         Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” (ASC Topic – 740) as of its inception. Pursuant to ASC Topic – 740, the Company is required to compute tax assets benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these interim financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in the future years.

At May 31, 2011, the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. Interest and penalties related to income tax matters are recognized in income tax expenses. As of May 31, 2011 there is no accrued interest related to uncertain tax positions.

f)          Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

3.         DUE TO DIRECTOR

A director loans the comopany money from time to time on an interest-free due-on-demand basis.  As of May 31, 2011, the total amount advanced and still unpaid was $38,800.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2011, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•
Our audit committee does not function as an audit committee should since there is a lack of independent directors on the committee and the board of directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the audit committee.

•	We have limited segregation of duties which is not consistent with good internal control procedures.
•
We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of November 30, 2010, the Company’s internal control over financial reporting were ineffective.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•
Our audit committee does not function as an audit committee should since there is a lack of independent directors on the committee and the board of directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•	We have limited segregation of duties which is not consistent with good internal control procedures.

•
We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011, that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Oliver Xing	45	president, principal executive officer, secretary, treasurer
255 Duncan Mill Road, Suite 203		principal financial officer, principal accounting officer,
Toronto, Ontario		and sole member of the board of directors
Canada M3B 3H9

Dongming Wang	42	vice president
255 Duncan Mill Road, Suite 203
Toronto, Ontario
Canada M3B 3H9

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Oliver Xing has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and the sole member of our board of directors since our inception on May 17, 2010.  Since September 3, 2009, Mr. Oliver has been president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors of Ontario Solar Energy Corporation which is engaged in the business of providing consulting services related to solar energy,  but has not begun operations. From February 2006 to March 2007, Mr. Xing was a director, chief executive officer and chief financial officer of Arehada Mining Limited (formerly Dragon Capital Corporation), a Toronto Stock Exchange listed company, which was a blank check company until it completed its business combination with a Chinese mining company. Since March 15, 2005, Mr. Xing has been the managing director of CRR Capital Markets, Inc., an exempt market dealer located in Ontario, Canada. An exempt market dealer is an investment bank that can engage in trading exempt securities but its activities are restricted to Accredited Investors only in Ontario, Canada.  Mr. Xing is responsible for managing CRR’s operations, compliance and strategic direction. Further, since 1996, Mr. Xing has been a business consultant to Toronto based corporations. Since February 16, 1996, Mr. Xing has been a Chartered Accountant in Ontario, Canada.

Dongming Wang has been our vice president since our inception on May 17, 2010. Since May 18, 2007, Mr. Wang has been Chief Executive Officer of Weihai Wangrunlai Technology Co. Ltd., a Chinese Corporation. Since 1996, Mr. Wang has been the president of Weihai Tongtai Enterprises Group Co., Ltd, also a Chinese Corporation in the business of international trading of industrial products.

During the past ten years, Oliver Xing and Dongming Wang have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

We believe that Messrs. Xing and Wang will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Messrs. Xing and Wang resign as officers or Mr. Xing resigns as a director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending November 30, 2010 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Oliver Xing	2011	0	0	0	0	0	0	0	0
President & CEO	2010	0	0	0	0	0	0	20,000	20,000
	2009	0	0	0	0	0	0	0	0

Dongming Wang	2011	0	0	0	0	0	0	0	0
Vice President	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

The $20,000 paid to Mr. Xing in 2010 was for organizing, sourcing, and securing funding for CN Resources Inc.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception on May 17, 2010 to May 31, 2011.  Since that time, we have not paid any compensation to Mr. Xing as a director.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Oliver Xing	2011	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this prospectus, the total number of shares of common stock beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.   The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Percentage of
	Number of	Ownership
Name and Address	Shares Before	Before the
Beneficial Ownership [1]	the Offering	Offering

Oliver Xing	20,000,000	94.79%
255 Duncan Mill Rd. #203
Toronto, Ontario
Canada M3B 3H9

Dongming Wang	100,000	0.47%
255 Duncan Mill Rd. #203
Toronto, Ontario
Canada M3B 3H9

All Officers and Director- as a Group (2 people)	20,100,000	95.26%

Lixia Sun	1,000,000	4.74%

Future sales by existing stockholders

A total of 20,000,000 shares of common stock were issued to Oliver Xing one of our officers and our  sole director, all of which are restricted securities, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended.  Mr. Xing is registering 1,500,000 shares for resale in our registration statement.  In addition, 1,000,000 shares were sold to Lixia Sun, a non-affiliate, who is registering 500,000 shares for resale. Also, 100,000 shares were sold to Dongming Wang, our vice president, who is registering all 100,000 shares for resale.  Mr. Xing’s remaining 18,500,000 shares of common stock may only be resold under Rule 144 subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.  Ms. Sun’s remaining 500,000 shares of common stock may only be resold under Rule 144 subject to the Company being current in its reporting with the SEC, commencing six months after their acquisition.  In both cases, the resales under Rule 144 can only occur if we were not a shell company when the shares were issued or prior thereto.  We are a shell company.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations. Accordingly, Mr. Xing, may not resell his 18,5000,000 shares under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is one holder of record for our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In May 2010, we issued a total of 16,000,000 shares of restricted common stock to Oliver Xing, our sole officer and director in consideration of $160.00.

On May 18, 2010, we issued 2,000,000 restricted shares of common stock to 1547698 Ontario Limited, in consideration of $20.00.  1547698 Ontario Limited is owned and controlled by He Zheng, the wife of Oliver Xing, our president. He Zheng has voting and investment control over the shares held by 1547698 Ontario Limited.

On May 18, 2010, we issued 2,000,000 restricted shares of common stocks to EarlyBird Capital Corporation, in consideration of $20.00.  EarlyBird Capital Corporation is owned and controlled by Mr. Oliver Xing who has voting and investment control over the shares held by EarlyBird Capital Corporation.

On May 30, 2010, we issued 100,000 restricted shares of common stock to Dongming Wang, our vice president, in consideration of $5,000.00.

Further, Mr. Xing has advanced funds to us for some of our incorporation needs. As of May 31, 2011,  Mr. Xing advanced us $38,900.  There is no due date for the repayment of the funds advanced by Mr. Xing.  Mr. Xing will be repaid from revenues or operations if and when we generate revenues to pay the obligation.  There is no assurance that we will ever generate revenues from our operations.  The obligation to Mr. Xing does not bear interest.  Money advanced by Mr. Xing for this offering will be repaid from the proceeds of this offering to the extent described in the Use of Proceeds section.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$6,000	MaloneBailey, LLP
2010	$4,000	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/25/10	3.1

3.2	Bylaws.	S-1	6/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	6/25/10	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	6/25/10	99.1
99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August 2011.

CN RESOURCES INC.
(the “Registrant”)

BY:	OLIVER XING
Oliver Xing, President, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

OLIVER XING	President, Principal Executive Officer, Secretary,	August 12, 2011
Oliver Xing	Treasurer, Principal Financial Officer, Principal
Accounting Officer and sole member of the Board
of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/25/10	3.1

3.2	Bylaws.	S-1	6/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	6/25/10	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	6/25/10	99.1
99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X