Form 10-Q
period 2011-08-31
CN Resources Inc.
filed 2011-10-07
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54482

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of October 3, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	August 31, 2011	May 31, 2011

Assets
Current assets
Cash and cash equivalents	$194,201	$915
Note Receivable	306,630	-
Total current assets	500,831	915

Total assets	$500,831	$915

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts payable	5,718	3,718
Due to director	59,646	38,800
Total current liabilities	65,364	42,518

Stockholders' equity (deficit)
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued	-	-
Common stock,100,000,000 of shares authorized with $0.00001par value,26,100,000 and 21,100,000 issued and outstanding, respectively	711	211
Additional paid-in capital	514,489	14,989
Accumulated deficit during the development stage	(80,312)	(56,803)
Other comprehensive Income	579	-
Total stockholders' equity (deficit)	435,467	(41,603)

Total liabilities and stockholders' equity (deficit)	$500,831	$915

The accompanying notes are an integral part of these unaudited interim financial statements

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			Inception
	For the Three Months Ended		(May 18, 2010)
	August 31	August 31	to
	2011	2010	August 31, 2011

Expenses

Bank service charge	$65	$30	$173
Management fee	6,000	-	6,000
Professional fees	10,845	4,010	45,470
General and administrative expenses	9,687	-	31,757
Total expenses	26,597	4,040	83,400

Interest income	3,088	-	3,088

Net loss	$(23,509)	$(4,040)	$(80,312)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	23,800,929	21,100,000

The accompanying notes are an integral part of these unaudited interim financial statements

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
			(May 18, 2010)
	For the three months ended		to
	August 31, 2011	August 31, 2010	August 31, 2011

Cash Flows From Operating Activities
Net Loss	$(23,509)	$(4,040)	$(80,312)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities			-
Accounts payable	2,000	2,010	5,718
Net cash used in operating activities	(21,509)	(2,030)	(74,594)

Cash Flows from Investing Activities
Cash paid for note receivable	(306,630)	-	(306,630)
Net cash used in investing activities	(306,630)	-	(306,630)

Cash Flows from Financing Activities
Payable to related party	20,846	-	59,646
Accounts payable		-	-
Proceeds from common stock issued	500,000	-	515,200
Net cash provided by financing activities	520,846	-	574,846

Effect of change in exchange rates on cash	579	-	579
Net increase (decrease) in cash and cash equivalents	193,286	(2,030)	194,201
Cash and cash equivalents, beginning of the period	915	15,200	-
Cash and cash equivalents, end of the period	$194,201	$13,170	$194,201

The accompanying notes are an integral part of these unaudited interim financial statements

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
August 31, 2011

1. ORGANIZATION AND BUSINESS OPERATIONS

CN RESOURCES INC. (“the Company”) was incorporated in the state of Nevada of the United States of America on May 18, 2010. The Company is in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resources properties in the world. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Transactions

The Company's functional currency is Canadian dollars and its reporting currency is the United States dollar.

The Company’s financial statements are translated from its functional currency, Canadian dollars, to the reporting currency, United States dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
August 31, 2011

Comprehensive Income (Loss)

The Company has adopted ASC Topic 830, “Reporting Comprehensive Income (Loss)” (“ASC 830”), which establishes standards for reporting and presentation of comprehensive income (loss), its components and accumulated balances.  Comprehensive income (loss) is defined to include all changes in equity (shareholders’ deficiency) except those resulting from investments by or distributions to owners.  Among other disclosures, ASC 830 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.  ASC 830 requires that items be included in other comprehensive income (loss) according to their nature, such as: foreign currency items, change in the fair value of derivative financial instruments and unrealized gains and losses on certain debt and equity securities.  Comprehensive income (loss) is displayed in the statements of stockholders’ equity and in the balance sheets as a component of stockholders’ equity.  The adoption of ASC 830 did not have a material effect on the Company’s financial position and operating results.

4. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the three-month ended August 31, 2011 of $23,509 and since inception of May 18, 2010 to August 31, 2011 resulting in an accumulated deficit of $80,312; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

5. NOTE RECEIVABLE

On July 15, 2011, the Company loaned $306,630 to DX Financial (Canada) Ltd. with an annual interest of 8%. The loan is due on demand with a 30-day written notice.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
August 31, 2011

6. COMMON STOCK

During June and July 2011, the Company sold a total of 5,000,000 common shares to various investors at $0.10 per share, for gross proceeds of $500,000.

7. RELATED PARTY TRANSACTIONS

The Company shares office space with its President and does not separately pay for rent, telephone, internet or reception or services a corporation would normally incur in order to carry on its business. As a result, for the three-month ended August 31, 2011, the Company has accrued management fee of $6,000. For the three-month ended August 31, 2011, the Company also accrued $9,000 for general and administrative expenses payable to the President.

A director loans the company money from time to time on an interest-free due-on-demand basis.  As of August 31, 2011, the total amount advanced and still unpaid was $59,646.

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

We plan to use the proceeds as follows:

Our offering was completed on a self-underwritten basis.  The table below sets forth the use of proceeds.

$500,000
Gross proceeds	$500,000
Net proceeds	$500,000

The net proceeds will be used as follows:

Claim Acquisition	$150,000
Exploration	$200,000
Geological Consultant	$50,000
Reclamation	$15,000
Working capital	$85,000

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

Working capital is the cost related to operating our office.  It comprises expenses for mail, stationary and other office supplies, and legal and accounting fees related to filing reports with the SEC.  Telephone, office equipment, and minor office services are provided free of charge as an accommodation by one of our officers and director, Oliver Xing. We have allocated a range of money for exploration.  That is because we do not know how much will ultimately be needed for exploration.  If our initial exploration proves positive results, we will expand the exploration activities.

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

Results of Operations

From Inception on May 18, 2010

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by Oliver Xing from inception on May 18, 2010 to August 31, 2011 was $59,646 (August 31, 2010 - $35,370).

We had a net loss of $23,509 for the three-month ended August 31, 2011 (August 31, 2010 - $4,040) and net loss of $80,312 for the period of inception, May 18, 2010, to August 31, 2011. We utilized office space provided by our president and we concentrated our efforts in raising the funds for our business.

Liquidity and Capital Resources

At August 31, 2011, we had cash of $194,201 (August 31, 2010 - $13,170) and short-term note receivable of $306,630 (August 31, 2010 - $0.00). Note Receivable yields an interest of 8% per annum and is due on demand.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective, due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual.  We will allocate resources to correct this control issue as soon as we consider such actions are economically feasible.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at August 31, 2011, we have completed the maximum offering of 5,000,000 common stock at $0.10 per common stock and received $500,000 and closed the public offering.

We plan to use proceeds raised through the sale of the Company’s securities for operating expenses, working capital, and general corporate activities, including the acquisition of mineral properties if an opportunity arises that we believe would justify the expenditure and capital is available to make the acquisition.

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/25/10	3.1

3.2	Bylaws.	S-1	6/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	6/25/10	4.1

14.1	Code of Ethics.	10-K	8/12/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	6/25/10	99.1

99.2	Audit Committee Charter.	10-K	8/12/11	99.2

99.3	Disclosure Committee Charter.	10-K	8/12/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 3rd day of October, 2011.

CN RESOURCES INC.

BY:	OLIVER XING
Oliver Xing
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/25/10	3.1

3.2	Bylaws.	S-1	6/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	6/25/10	4.1

14.1	Code of Ethics.	10-K	8/12/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	6/25/10	99.1

99.2	Audit Committee Charter.	10-K	8/12/11	99.2

99.3	Disclosure Committee Charter.	10-K	8/12/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X