Form 10-Q/A
period 2011-08-31
CN Resources Inc.
filed 2011-11-28
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54482

CN RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

255 Duncan Mill Road, Suite 203
Toronto, Ontario
Canada M3B 3H9
(Address of principal executive offices, including zip code.)

(416) 510-2991
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of October 3, 2011.

Explanatory Note

The company is required by FINRA to change the company status to Shell Company and required the Company to tick the shell box, no other changes were required to be amended or changed.

PART I  FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	August 31, 2011	May 31, 2011

Assets
Current assets
Cash and cash equivalents	$194,201	$915
Note Receivable	306,630	-
Total current assets	500,831	915

Total assets	$500,831	$915

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts payable	5,718	3,718
Due to director	59,646	38,800
Total current liabilities	65,364	42,518

Stockholders' equity (deficit)
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued	-	-
Common stock,100,000,000 of shares authorized with $0.00001par value,26,100,000 issued and outstanding	711	211
Additional paid-in capital	514,489	14,989
Accumulated deficit during the development stage	(80,312)	(56,803)
Other comprehensive Income	579	-
Total stockholders' equity (deficit)	435,467	(41,603)

Total liabilities and stockholders' equity (deficit)	$500,831	$915

The accompanying notes are an integral part of these unaudited interim financial statements

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	For the Three Months Ended		Inception (May 18, 2010)
	August 31	August 31	to
	2011	2010	August 31, 2011

Expenses

Bank service charge	$65	$30	$173
Management fee	6,000	-	6,000
Professional fees	10,845	4,010	45,470
General and administrative expenses	9,687	-	31,757
Total expenses	26,597	4,040	83,400

Interest income	3,088	-	3,088

Net loss	$(23,509)	$(4,040)	$(80,312)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	23,800,929	21,100,000

The accompanying notes are an integral part of these unaudited interim financial statements

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception May 18, 2010
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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weakness in control as soon as the Company considers that the financial situation allows the Company to spend the limited resources to mitigate the weakness in control.

There were no material changes in our internal control over financial reporting during the quarter ended August 31, 2011that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us or our officers and director in their capacity as such.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this [DATE].

CN RESOURCES INC.

Date: November 28, 2011	By:	/s/ Oliver Xing
Oliver Xing
Principal Executive Officer and Principal Financial Officer