Form 10-Q
period 2011-11-30
CN Resources Inc.
filed 2012-01-04
CIK 1494809

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of January 4, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A development Stage Company)
Balance Sheets
(Unaudited)

	November 30, 2011	May 31, 2011

Assets
Current assets
Cash and cash equivalents	$162,417	$915
Other receivable	2,558
Note receivable	294,210	-
Total current assets	$459,185	915

Total assets	$459,185	$915

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	9,641	3,718
Due to director	55,577	38,800
Total current liabilities	$65,218	$42,518

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value,26,100,000 and 21,100,000 issued and outstanding respectively	261	$211
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued	-
Additional paid-in capital	514,939	14,989
Accumulated deficit during the development stage	(107,090)	(56,803)
Other comprehensive Income (loss)	(14,143)
Total stockholders' equity	$393,967	$(41,603)

Total liabilities and stockholders' equity	$459,185	$915

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
A Development Stage Company)
Statements of Expenses
(Unaudited)

					Inception
	For the Three Months Ended		For the Six Months Ended		(May 18, 2010)
	November 30,	November 30,	November 30,	November 30,	to
	2011	2010	2011	2010	November 30, 2011

Interest income	$5,906	$-	$8,994	-	$8,994

Operating expenses

Bank service charge	$29	$-	$94	30	$242
Management fee	6,000	-	12,000	-	12,000
Professional fees	11,813	-	22,658	4,010	57,283
General and administrative expenses	14,842	-	24,529	-	46,559
Total operating expenses	32,684	$-	59,281	4,040	116,084

Net loss for the period	$(26,778)	$-	$(50,287)	$(4,040)	$(107,090)

Loss per common share - basic and diluted	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,100,000	21,100,000	24,944,183	21,100,000

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows

			Date of Inception
	For the six months	For the Six Months	May 18, 2010
	ended	ended	to
	November 30, 2011	November 30, 2010	November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Loss for the period	$(50,287)	$(4,040)	$(107,090)
Adjustments to reconcile net loss to net cash in operating activities
Unrealized gain (loss) on foreign currency	(14,143)	-	(14,143)
Changes in operating assets and liabilities
Accounts payable	5923	2,010	9641
Interest receivable	(2,558)	-	(2,558)
Net cash used in operating activities	(61,065)	(2,030)	(114,150)

Cash Flow From Investing Activities
Loan receivable	(294,210)	-	(294,210)
Net cash used in investment activities	(294,210)	-	(294,210)

Cash Flows from Financing Activities
Payable to related party	16,777	-	55,577
Accounts payable	-	-
Proceeds from common stock issued	500,000	-	515,200
Net cash provided by financing activities	516,777	-	570,777

Net increase (decrease) in cash and cash equivalents	161,502	(2,030)	162,417
Cash and cash equivalents, beginning of the period	915	15,200	-
Cash and cash equivalents, end of the period	162,417	13,170	162,417

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
November 30, 2011

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

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
November 30, 2011

4. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the three-month period ended November 30, 2011 of $26,778 and since inception of May 18, 2010 to November 30, 20111 resulting in an accumulated deficit of $107,090; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

5. NOTE RECEIVABLE

On July 15, 2011, the Company loaned CAD 300,000 to DX Financial (Canada) Ltd. with an annual interest of 8%. The loan is due on demand with a 30-day written notice.

6.  COMMON STOCK

During June and July 2011, the Company sold a total of 5,000,000 common shares to various investors at $0.10 per share, for gross proceeds of $500,000. There is no change in Common Stock in the three month period ended November 30, 2011.

7. RELATED PARTY TRANSACTIONS

The Company shares office space with its President and does not separately pay for rent, telephone, internet or reception or services a corporation would normally incur in order to carry on its business. As a result, for the three-month ended November 30, 2011, the Company has accrued management fee of $6,000. For the three-month ended November 30, 2011, the Company also accrued $9,000 for general and administrative expenses payable to the President.

A director loans the company money from time to time on an interest-free due-on-demand basis.  As of November 30, 2011, the total amount advanced and still unpaid was $55,577.

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

Plan of Operation

We have allocated between $45,000 and $150,000 for the securing of one property.  The property will most likely be located in China.  We have not selected a property at this time.  We intend to secure a property within the next twelve months.  We cannot determine the amount of acreage or the specific location thereof of the property.

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

Results of Operations

From Inception on May 18, 2010

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by Oliver Xing from inception on May 18, 2010 to November 30, 2011 was $55,577 (November 30, 2010 - $35,370).

We had a net loss of $26,778 for the three-month ended November 30, 2011 (November 30, 2010 - $0) and net loss of $107,090 for the period of inception, May 18, 2010, to November 30, 2011. We utilized office space provided by our president and we concentrated our efforts in raising the funds for our business.

Liquidity and Capital Resources

At November 30, 2011, we had cash of $162,417 (November 30, 2010 - $13,170) and short-term note receivable of $294,210 (August 31, 2010 - $0.00). Note Receivable yields an interest of 8% per annum and is due on demand.

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

There were no material changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at November 30, 2011, we have completed the maximum offering of 5,000,000 common stock at $0.10 per share and received $500,000 and closed the public offering.

We plan to use proceeds raised through the sale of the Company’s securities for operating expenses, working capital, and general corporate activities, including the acquisition of mineral properties if an opportunity arises that we believe would justify the expenditure and capital is available to make the acquisition.

ITEM 6.                  EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CN Resources Inc.

Date: January 4, 2012	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document