Form 10-Q
period 2012-02-29
CN Resources Inc.
filed 2012-04-09
CIK 1494809

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of April 9, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	February 29, 2012	May 31, 2011

Assets
Current assets
Cash and cash equivalents	$87,450	$915
Other receivable	3,200
Note receivable	303,180	-
Total current assets	$393,830	915

Total assets	$393,830	$915

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Accounts payable	9,641	3,718
Due to director	20,385	38,800
Total current liabilities	$30,026	$42,518

Stockholders' equity
Common stock, 100,000,000 shares authorized with $0.00001 par value, 26,100,000 and 21,100,000 issued and outstanding respectively	261	$211
Preferred stock, 100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	514,939	14,989
Accumulated deficit during the development stage	(146,223)	(56,803)
Other comprehensive income (loss)	(5,173)	-
Total stockholders' equity	$363,804	$(41,603)

Total liabilities and stockholders' equity	$393,830	$915

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Inception
	For the Three Months Ended		For the Nine Months Ended		(May 18, 2010)
	February 29	February 28	February 29	February 28	to
	2012	2011	2012	2011	February 29, 2012

Interest income	$5,932	$-	$14,926	-	$14,926

Operating expenses

Advertising	$199	$-	$4,099	$-	$4,099
Bank service charge	-	30	94	60	242
Management fee	6,000	-	18,000	-	18,000
Professional fees	2,960	10,167	25,618	14,177	60,243
General and administrative expenses	35,906	-	56,535	-	78,565
Total operating expenses	45,065	10,197	104,346	14,237	161,149

Net loss for the period	$(39,133)	$(10,197)	$(89,420)	$(14,237)	$(146,223)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,100,000	21,100,000	26,100,000	21,100,000

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Date of inception
	For the nine months	For the nine months	May 18, 2010
	ended	ended	to
	February 29, 2012	February 28, 2011	February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Loss for the period	$(89,420)	$(14,237)	$(146,223)
Adjustments to reconcile net loss to net cash in operating activities
Changes in operating assets and liabilities
Accounts payable	5,923	-	9,641
Due to director	(15,000)		(15,000)
Other receivable	(3,200)	-	(3,200)
Net cash used in operating activities	(101,697)	(14,237)	(154,782)

Cash Flow From Investing Activities
Cash paid for note receivable	(303,180)	-	(303,180)
Net cash used in investment activities	(303,180)	-	(303,180)

Cash Flows from Financing Activities
Payable to related party	(3,415)	-	35,385
Accounts payable	-		-
Proceeds from common stock issued	500,000	-	515,200
Net cash provided by financing activities	496,585	-	550,585

Unrealized gain (loss) on foreign currency	(5,173)	-	(5,173)

Net increase (decrease) in cash and cash equivalents	86,535	(14,237)	87,450
Cash and cash equivalents, beginning of the period	915	15,200	-
Cash and cash equivalents, end of the period	87,450	963	87,450

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
February 29, 2012

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

Comprehensive Income (Loss)

The Company has adopted ASC Topic 830, “Reporting Comprehensive Income (Loss)”, which establishes standards for reporting and presentation of comprehensive income (loss), its components and accumulated balances.  Comprehensive income (loss) is defined to include all changes in equity (shareholders’ deficiency) except those resulting from investments by or distributions to owners.  Among other disclosures, ASC 830 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.  ASC 830 requires that items be included in other comprehensive income (loss) according to their nature, such as: foreign currency items, change in the fair value of derivative financial instruments and unrealized gains and losses on certain debt and equity securities.  Comprehensive income (loss) is displayed in the statements of stockholders’ equity and in the balance sheets as a component of stockholders’ equity.  The adoption of ASC 830 did not have a material effect on the Company’s financial position and operating results.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
February 29, 2012

4. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the nine-month period ended February 29, 2012 of $89,420 and since inception of May 18, 2010 to February 29, 2012 resulting in an accumulated deficit of $146,223; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

5. NOTE RECEIVABLE

On July 15, 2011, the Company loaned CAD 300,000 (US$303,180 at February 29, 2012) to DX Financial (Canada) Ltd. with an annual interest of 8%. The loan is due on demand with a 30-day written notice.

6.  COMMON STOCK

During June and July 2011, the Company sold a total of 5,000,000 common shares to various investors at $0.10 per share, for gross proceeds of $500,000. There is no change in Common Stock in the three-month period ended February 29, 2012.

7.  RELATED PARTY TRANSACTIONS

The Company shares office space with its President and does not separately pay for rent, telephone, internet or reception or services a corporation would normally incur in order to carry on its business. As a result, for the nine months ended February 29, 2012, the Company has accrued management fees of $6,000. For the nine months ended February 29, 2012, the Company also accrued $9,000 for general and administrative expenses payable to the President.

A director loans the Company money from time to time on an interest-free due-on-demand basis.  As of February 29, 2012, the total amount advanced and still unpaid, including the above management fees and expenses payable, was $20,385.

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

Results of Operations

From Inception on May 18, 2010

Since inception, we obtained a loan from Oliver Xing, our director and officer to initiate operations.  Cash provided by Oliver Xing from inception on May 18, 2010 to February 29, 2012 was $20,385 (February 28, 2011 - $35,370).

For the three-month and nine-month periods ended February 29, 2012, we incurred net losses of  $39,133 and $89,420 respectively, compared to net losses of $10,197 and $14,237 for the comparable periods of 2011, respectively. We incurred a net loss of $146,223 for the period of inception, May 18, 2010, to February 29, 2012, compared to a net loss of $49,607 for the period of inception, May 18, 2010 to February 28, 2011.  We utilized office space provided by our president and we concentrated our efforts in raising the funds and acquiring a mineral property for our business.

Liquidity and Capital Resources

At February 29, 2012, we had cash of $87,450 (February 28, 2011 - $962) and short-term note receivable of $294,210 (February 28, 2011 - $0.00). Note Receivable yields an interest of 8% per annum and is due on demand.

We are in the start-up stage of operations and have not yet generated any revenues other than interest income.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

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

There were no material changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 12, 2011, our Form S-1 registration statement (SEC file no. 333-167804) was declared effective by the SEC.  Pursuant to the S-1, we offered 2,000,000 shares of common stock minimum, 5,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.

As at August 12, 2011, we have completed the maximum offering of 5,000,000 common stock at $0.10 per share and received $500,000 and closed the public offering.

We plan to use proceeds raised through the sale of the Company’s securities for operating expenses, working capital, and general corporate activities, including the acquisition of mineral properties if an opportunity arises that we believe would justify the expenditure and capital is available to make the acquisition.

There is no change of securities for the three months period ended February 29, 2012.

ITEM 6.                  EXHIBITS

Exhibit	Description
31.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CN Resources Inc.

Date: April 9, 2012	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit	Description
31.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document