Form 10-K
period 2012-05-31
CN Resources Inc.
filed 2012-08-07
CIK 1494809

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2012

Commission File Number:   333-167804

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒   NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☐   NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒   NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 31, 2012: $1,000,000.

At August 7, 2012,  26,100,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

BUSINESS

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any property we acquire.  Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  We will be prospecting for gold .

General

We were incorporated in the State of Nevada on May 18, 2010.  Our principal executive office is located at 255 Duncan Mill Road, Suite 203, Toronto, Ontario, Canada M3B 3H9.  Our telephone number is (416) 510-2991 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is May 31.

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

Our proposed exploration program

We intend to acquire or option a property and prospect for gold, coal or other minerals in Nevada, China or other part of the world.  Our target is mineralized material.  Our success depends upon finding mineralized material.  Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

We intend to seek out raw undeveloped property by retaining the services of a professional mining geologist to be selected.  At present, we have not selected a geologist.  Our properties will in all likelihood be undeveloped raw land. That is because raw undeveloped land is much cheaper than to try to acquire an existing developed property. A developed property is one with a defined ore body.

Thereafter, exploration will be initiated.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore any property we may obtain.  Again, at the present time, we are actively sourcing and evaluating properties and we do not own any interest in any properties.

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

Competitive Factors

The mining industry is fragmented.  We will be competing with other exploration companies looking for mineral assets.  We are one of the smallest exploration companies in existence.  We are an infinitely small participant in the mining market.  While we may be competing for property, once the property is optioned, there will be no competition for the exploration or removal of minerals from the property.  Readily available markets exist in Canada and around the world for the sale of commodities.  Therefore, we will be able to sell any minerals that we are able to recover.

Supplies

Supplies and manpower are readily available for exploration.

Regulations

Our mineral exploration program will be subject to the regulations of the jurisdiction we will operate.

We discuss the regulations aspects as it applicable in the State of Nevada, USA, as an indication of the kinds of regulations that we would face around the world. This is not to say that every other part of the world would have the same or similar regulation, we are trying to let readers know that the similar nature of regulations we would encounter as we progress.

In Nevada, the prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

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

Fee Schedule (per claim)
Location Fee	$34.00
Maintenance Fee	$140.00
Service Charges	$15.00
Transfer Fee	$10.00
Proof of Labor	$10.00
Notice of Intent to Hold	$10.00
Transfer of Interest	$10.00
Amendment	$10.00
Assessment Work	$10.00
Notice of Intent to Locate on Stock Raising Homestead land	$30.00

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

3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.  A full environmental assessment and reclamation bond would be required at this stage .

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

Subcontractors

We intend to use the services of a consultant who will supervise the subcontractors for manual labor exploration work on our property.  We have not selected the consultant as of the date of this annual report and will not do so until we have completed the acquisitions of the mineral property.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers are part-time employees and each will devote about 10% of his time or four hours per week to our operation.  Neither our officers nor our director have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. Our officer and director will handle our administrative duties. Because our officers are inexperienced with exploration, they will hire qualified persons to perform our exploration activities.  As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

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

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Nevada and United States, and other parts of the world.

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

Changes to current state or federal laws and regulations in Nevada, and other part of the world, where we intend to operate could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Our Office

Our principal executive office is located at 255 Duncan Mill Road, Suite 203, Toronto, Ontario, Canada M3B 3H9.  Our telephone number is (416) 510-2991.  This is Mr. Xing’s personal office.  We use approximately 50 square feet of space on a rent-free basis.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stocks are quoted on the over-the-counter Bulletin Board market under the symbol CNRR. There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Our Common Stocks are extremely thinly traded and illiquid, and trade range was $0.27 to $0.30 in the past year and to present.

Holders

There are fourty-two holders of record for our common stock.  There are a total of 26,100,000 shares of common stock outstanding of which 19,000,000 shares are restricted stocks.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future and not for payment of any dividend.

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

Status of Our Public Offering

On January 12, 2011, our Form S-1 registration statement (SEC file no. 333-167804) was declared effective by the SEC. Pursuant to the Form S-1, we offered 2,000,000 shares minimum, 5,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of August 12, 2011, we have sold 5,000,000 shares of common stock in our public offering.

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

Plan of Operation

We have allocated between $45,000 and $150,000 for the securing of one property.  The property will most likely be located in the state of Nevada, U.S.A. but can be located in China or other part of the world as well. We have not selected a property at this time.  We intend to secure a property within the next twelve months.  Because the amount of funds available for the acquisition of the properties is dependent on the success of this offering, we cannot determine the amount of acreage or the specific location thereof of the property.

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

We have discussed this matter with our officers and director.  Our director has agreed to loan us money if we should need it, provided the amount needed is not unreasonable in light of all of the facts and circumstances at that time.  At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of the property we intend to secure.  Our exploration program is explained in as much detail as possible in the business section of our registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months.  We will not buy any equipment until we have located a body of minerals and we have determined they are economical to extract from the land.

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

No Operating History

We have no operations upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations except that we generated interest income. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties we may secure, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will have to conduct research and exploration of the properties we intend to acquire before we start exploration.  We are actively sourcing and evaluating various mineral properties, but there is no assurance we will be able to complete an acquisition of mineral property of merit within the next twelve-month period.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 18, 2010 to May 31, 2012

Our loss since inception is $181,317 all of which is for professional fees, management fees, foreign exchange gain/loss and general and administrative costs.

For the year ended May 31, 2012 as compared to May 31, 2011

During the year ended May 31, 2012, we had a loss of $124,514 versus a loss of $21,433 for the year ended May 31, 2011. The higher loss was due to a increase in General and administrative expenses, management fees, professional fees and foreign exchange gain/loss.

Liquidity and Capital Resources

As of the date of August 12, 2011, we have closed our direct public offering without involvement of brokers or dealers and sold 5,000,000 shares of common stock in our public offering and raised $500,000.

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by financing activities from inception on May 18, 2010 to May 31, 2012 is $44,499.

As of May 31, 2012, we have cash of $87,519 and our total assets were $384,826 which consisted of note receivable of $292,203 and our total liabilities were $48,936.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CN RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CN Resources, Inc.
(a development stage company)
Toronto, Canada

We have audited the accompanying balance sheets of CN Resources, Inc., a development stage company,  (the “Company”) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and the period from May 18, 2010 (inception) through May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and the period from May 18, 2010 (inception) through May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 6, 2012

CN RESOURCES INC.
(A development Stage Company)
Balance Sheets

	May 31, 2012	May 31, 2011
Assets

Current assets
Cash and cash equivalents	$87,519	$915
Other receivable	3,097	-
Note receivable	292,203	-
Total current assets	382,819	915

Total assets	$382,819	$915

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts payable	$4,437	$3,718
Due to director	44,499	38,800
Total current liabilities	48,936	42,518

Stockholders' equity (deficit)
Common stock,100,000,000 of shares authorized with $0.00001par value,26,100,000 and 21,100,000 issued and outstanding, respectively	261	211
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued	-	-
Additional paid-in capital	514,939	14,989
Accumulated deficit during the development stage	(181,317)	(56,803)
Total stockholders' equity (deficit)	333,883	(41,603)

Total liabilities and stockholders' equity (deficit)	$382,819	$915

The accompanying notes are an integral part of these audited financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses

			Inception
	For the year	For the year	(May 18, 2010)
	ended	ended	to
	May 31, 2012	May 31, 2011	May 31, 2012

Operating expenses
Advertising	$4,099	$-	$4,099
Bank service charge	98	108	246
Management fee	24,000	-	24,000
Professional fees	28,693	19,295	63,318
Exchange loss	16,150	-	16,150
General and administrative expenses	72,378	2,030	94,408
Total operating expenses	(145,418)	(21,433)	(202,221)

Interest income	20,904	-	20,904

Net loss	$(124,514)	$(21,433)	$(181,317)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	25,522,091	20,853,846

The accompanying notes are an integral part of these audited financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows

			Inception
	For the year	For the year	(May 18, 2010)
	ended	ended	to
	May 31, 2012	May 31, 2011	May 31, 2012
Cash Flows From Operating Activities
Net Loss for the period	$(124,514)	$(21,433)	$(181,317)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange loss	16,150	-	16,150
Changes in operating assets and liabilities
Other receivable	(3,097)	-	(3,097)
Accounts payable	719	3,718	4,437
Net cash used in operating activities	(110,742)	(17,715)	(163,827)

Cash Flow From Investing Activities
Cash invested in note receivable	(308,353)	-	(308,353)
Net cash used in investment activities	(308,353)	-	(308,353)

Cash Flows from Financing Activities
Due to director	5,699	3,430	44,499
Proceeds from common stock sold	500,000	-	515,200
Net cash provided by financing activities	505,699	3,430	559,699

Net increase (decrease) in cash and cash equivalents	86,604	(14,285)	87,519
Cash and cash equivalents, beginning of the period	915	15,200	-
Cash and cash equivalents, end of the period	$87,519	$915	$87,519

The accompanying notes are an integral part of these audited  financial statements.

CN Resources, Inc
Statement of Changes in Stockholders' Equity (Deficit)
For the period from May 17, 2010 (Inception) through May 31, 2012

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at May 17, 2010	-	$-	$-	$-	$-

Shares issued for cash on May 18, 2010	20,000,000	200		-	200
Shares issued for cash on May 20, 2010	1,000,000	10	9,990	-	10,000
Shares issued for cash on May 30, 2010	100,000	1	4,999	-	5,000

Net Loss	-	-	-	(35,370)	(35,370)

Balance at May 31, 2010	21,100,000	211	14,989	(35,370)	(20,170)

Net Loss	-	-	-	(21,433)	(21,433)

Balance at May 31, 2011	21,100,000	211	14,989	(56,803)	(41,603)

Shares sold in direct public offering during July and August 2011 at $0.10 per share	5,000,000	50	499,950	-	500,000

Net Loss	-	-	-	(124,514)	(124,514)

Balance at May 31, 2012	26,100,000	$261	$514,939	$(181,317)	$333,883

The accompanying notes are an integral part of these audited financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2012 and 2011

1. ORGANIZATION , BUSINESS OPERATIONS AND GOING CONCERN

CN Resources, Inc. (“we”, “our”, or “the Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company is in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resources properties in the world. The Company has not generated any revenue to date except interest income and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the year ended May 31, 2012 of $124,514 and has an accumulated deficit of $181,317 since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

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

b) Use of estimates

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

c) Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2012 and 2011

d) Income taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

e) Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with ASC 260 and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

f) Foreign currency translation

The financial statements are presented in United States dollars. Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

3.  NOTE RECEIVABLE

During the current fiscal year, the Company loaned a third party $300,000 in Canadian funds. The note was valued at US $308,353 upon issuance. The note bears 8% interest and is due on demand. As of May 31, 2012, the Company has interest receivable of $1,855 and is included in other receivable in balance sheet.

Due to the change in exchange rate, the Company has adjusted the principal to its fair value of $292,203 as of the balance sheet date and recorded foreign exchange loss of $16,150.

4.  DUE TO DIRECTOR

A director loans the Company money from time to time on an interest-free due-on-demand basis.  As of May 31, 2012, the total amount advanced and still unpaid was $44,499.

As of May 31, 2012, the Company has paid approximately $60,000 in management fees to its director.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2012 and 2011

5.  COMMON STOCK

During July and August 2011, the Company sold through a direct public offering 5 million common shares at $0.10 per share for total proceeds of $500,000.

6.  INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $181,317 from inception through May 31, 2012 which expires in 2031 and 2032. The Company has adopted ASC 740, "Accounting for Income Taxes", as of its inception. The Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company's deferred tax assets are as follows as of:

	May 31, 2012	May 31, 2011
Deferred Tax Asset	$61,648	$19,313
Valuation Allowance	$(61,648)	$(19,313)
Net Deferred Tax Asset	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2012, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              Our audit committee does not function as an audit committee should since there is a lack of independent directors on the committee and the board of directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the audit committee.
●              We have limited segregation of duties which is not consistent with good internal control procedures.
●              We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.
●              There are no effective controls instituted over financial disclosure and the reporting processes.

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

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

 ●              Our audit committee does not function as an audit committee should since there is a lack of independent directors on the committee and the board of directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.
 ●              We have limited segregation of duties which is not consistent with good internal control procedures.
 ●              We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.
 ●              There are no effective controls instituted over financial disclosure and the reporting processes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended May 31, 2012, that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)
Oliver Xing	48	president, principal executive officer, secretary, treasurer
255 Duncan Mill Road, Suite 203		principal financial officer, principal accounting officer,
Toronto, Ontario Canada M3B 3H9		and sole member of the board of directors

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Oliver Xing has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and the sole member of our board of directors since our inception on May 17, 2010.  Since September 3, 2009, Mr. Oliver has been president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors of Ontario Solar Energy Corporation which is engaged in the business of providing consulting services related to solar energy,  but has not begun operations. From February 2006 to March 2007, Mr. Xing was a director, chief executive officer and chief financial officer of Arehada Mining Limited (formerly Dragon Capital Corporation), a Toronto Stock Exchange listed company, which was a blank check company until it completed its business combination with a Chinese mining company. Since March 15, 2005, Mr. Xing has been the managing director of CRR Capital Markets, Inc., an exempt market dealer located in Ontario, Canada. An exempt market dealer is an investment bank that can engage in trading  exempt securities but its activities are restricted to Accredited Investors only in Ontario, Canada.  Mr. Xing is responsible for managing CRR’s operations, compliance and strategic direction . Further, since 1996, Mr. Xing has been a business consultant to Toronto based corporations. Since February 16, 1996, Mr. Xing has been a Chartered Accountant in Ontario, Canada.

During the past ten years, Oliver Xing has not been the subject of the following events:

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

Conflicts of Interest

We believe that Mr. Xing will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

In the event Mr. Xing, Mr. Huo and Mr. Polisuk resign as Directors or Mr. Xing resigns as a director and Officer, we will have to evaluate and recruit additional director and officer, if a suitable officer cannot be identified and recruited, our operations could  be suspended or cease entirely.

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

The following table sets forth the compensation paid by us for the last three fiscal years ending May 31, 2012 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Oliver Xing	2012	0	0	0	0	0	0	60,000	60,000
President & CEO	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	20,000	20,000
	2009	0	0	0	0	0	0	0	0

The $60,000 paid to Mr. Xing in 2011 was for overall responsibility in administering the Company operations and for sourcing and evaluating mineral properties and general and administrative duties. The $20,000 paid to Mr. Xing in 2010 was for the organizing, sourcing and securing funding for CN Resources Inc. Mr. Xing did not charge the Company for office space, utilities, telephone and internet services and etc.

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception on May 17, 2010 to May 31, 2012.  Since that time, we have not paid any compensation to Mr. Xing as a director.

Director Compensation

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	2012	0	0	0	0	0	0

Oliver Xing	2011	0	0	0	0	0	0

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

		Percentage of
	Number of	Ownership
Name and Address	Shares Before	Before the
Beneficial Ownership [1]	the Offering	Offering

Oliver Xing	18,500,000	70.88%
255 Duncan Mill Rd. #203
Toronto, Ontario
Canada M3B 3H9

All Officers and Director-	18,500,000	70.88%
as a Group (2 people)

Lixia Sun	500,000	1.92%

Future sales by existing stockholders

Mr. Xing’s 18,500,000 shares of common stock may only be resold under Rule 144 subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.  Ms. Sun’s 500,000 shares of common stock may only be resold under Rule 144 subject to the Company being current in its reporting with the SEC, commencing six months after their acquisition.  In both cases, the resales under Rule 144 can only occur if we were not a shell company when the shares were issued or prior thereto.  We are a shell company.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations. Accordingly, Mr. Xing, may not resell his 18,5000,000 shares under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

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

Further, Mr. Xing has advanced funds to us for some of our incorporation needs. As of May 31, 2012, Mr. Xing advanced us $44,499.  There is no due date for the repayment of the funds advanced by Mr. Xing.  Mr. Xing will be repaid from revenues or operations if and when we generate revenues to pay the obligation.  There is no assurance that we will ever generate revenues from our operations.  The obligation to Mr. Xing does not bear interest.  Money advanced by Mr. Xing for this offering will be repaid from the proceeds of this offering or from working capital when available and on demand.

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

2012	$6,000	MaloneBailey, LLP
2011	$6,000	MaloneBailey, LLP
2010	$4,000	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August , 2012.

CN RESOURCES INC.
(the “Registrant”)

BY:	/s/Oliver Xing
Oliver Xing, President, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Oliver Xing	President, Principal Executive Officer, Secretary,	August 7, 2012
Oliver Xing	Treasurer, Principal Financial Officer, Principal
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