Form 10-Q
period 2012-08-31
CN Resources Inc.
filed 2012-10-02
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of September 28, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	August 31, 2012	May 31, 2012

Assets
Current assets
Cash and cash equivalents	$52,725	$87,519
Other receivable	3,164	3,097
Note receivable	302,682	292,203
Total current assets	$358,571	382,819

Total assets	$358,571	$382,819

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	5,585	4,437
Due to director	29,727	44,499
Total current liabilities	$35,312	$48,936

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001par value,21,100,000 issued and outstanding	$261	$261
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued
Additional paid-in capital	514,939	514,939
Accumulated deficit during the development stage	(191,941)	(181,317)
Total stockholders' equity	$323,259	$333,883

Total liabilities and stockholders' equity	$358,571	$382,819

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	For the Three Months Ended		Inception (May 18, 2010)
	August 31	August 31	to
	2012	2011	August 31, 2012
Operating expenses

Bank service charge	$6	$65	$212
Management fee	6,000	6,000	30,000
Professional fees	4,000	10,845	67,318
Excahnge loss (gain)	(10,479)	-	5,671
General and administrative expenses	17,085	9,687	115,632
Total operating expenses	16,612	26,597	218,833

Total expenses	(16,612)	(26,597)	(218,833)

Interest income	5,988	3,088	26,892

Net loss for the period	$(10,624)	$(23,509)	$(191,941)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	n/a

Weighted average common shares outstanding - basic and diluted	26,100,000	23,800,929	n/a

The accompanying notes are integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	For the three Months	For the three Months	(May 18, 2010)
	ended	ended	to
	August 31, 2012	August 31, 2011	August 31, 2012

Cash Flows From Operating Activities
Net Loss for the period	$(10,624)	$(23,509)	(191,941)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange (gain)/loss	(10,479)	579	5,671
Changes in operating assets and liabilities
Other receivable	(67)	-	(3,164)
Accounts payable	1,148	2,000	5,585
Net cash used in operating activities	(20,022)	(20,930)	(183,849)

Cash Flows from Investing Activities
Cash invested in Note Receivable	-	(306,630)	(308,353)
Net cash used in investing activities	-	(306,630)	(308,353)

Cash Flows from Financing Activities
Net change in payable due to director	(14,772)	20,846	515,200
Proceeds from common stock issued	-	500,000	29,727
Net cash provided by financing activities	(14,772)	520,846	544,927

Net increase (decrease) in cash and cash equivalents	(34,794)	193,286	52,725
Cash and cash equivalents, beginning of the period	87,519	915
Cash and cash equivalents, end of the period	52,725	194,201	52,725

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
August 31, 2012

1. ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the three-month ended August 31, 2012 of $10,624 and since inception of May 18, 2010 to August 31, 2012 resulting in an accumulated deficit of $191,941; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
August 31, 2012

4. NOTE RECEIVABLE

During the fiscal year ended May 31, 2012, the Company loaned a third party $300,000 in Canadian funds. The note was valued at US $308,353 upon issuance. The note bears 8% interest and is due on demand. As of August 31, 2012, the Company has interest receivable of $1,952 and is included in other receivable in balance sheet.

Due to the change in exchange rate, the Company has adjusted the principal to its fair value of $302,682 as of the balance sheet date and recorded foreign exchange gain of $10,479.

5. RELATED PARTY TRANSACTIONS

The Company shares office space with its President and does not separately pay for rent, telephone, internet or reception or services a corporation would normally incur in order to carry on its business. As a result, for the three-month ended August 31, 2012, the Company has accrued management fees of $6,000. For the three-month ended August 31, 2012, the Company also accrued $9,000 for general and administrative expenses payable to the President.

The President loans the company money from time to time on an interest-free due-on-demand basis.  As of August 31, 2012, the total amount advanced and still unpaid was $29,727.

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

Results of Operations

From Inception on May 18, 2010

Since inception, we obtained a loan from Oliver Xing, our director and officer to initiate operations.  Cash provided by Oliver Xing from inception on May 18, 2010 to August 31, 2012 was $29,727 (August 31, 2011 - $59,646).

We had a net loss of $10,624 for the three-month ended August 31, 2012, compared to net loss of $23,509 for the three months ended August 31, 2011. We incurred net loss of $191,941 for the period of inception, May 18, 2010, to August 31, 2012, compared to a net loss of $80,312 for the period of inception, May 18, 2010, to August 31, 2011. We utilized office space provided by our president and we concentrated our efforts in raising the funds for our business.

Liquidity and Capital Resources

At August 31, 2012, we had cash of $52,725 as compared to $194,201 at August 31, 2011 and short-term note receivable of $302,682 as compared to $306,630 at August 31, 2011. Note Receivable yields an interest of 8% per annum and is due on demand.

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

There were no material changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three-month ended August 31, 2012, there is no change in securities.

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

CN Resources Inc.

Date: October 1, 2012	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors