Form 10-Q
period 2012-11-30
CN Resources Inc.
filed 2013-01-10
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54482

CN RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

255 Duncan Mill Road, Suite 203
Toronto, Ontario
Canada M3B 3H9
(Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of January 10, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	November 30, 2012	May 31, 2012

Assets
Current assets
Cash and cash equivalents	$24,769	$87,519
Other receivable	$7,196	3,097
Note receivable	$302,682	292,203
Total current assets	$334,647	382,819

Total assets	$334,647	$382,819

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$7,611	4,437
Due to director	$16,263	44,499
Total current liabilities	$23,874	$48,936

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001par value,26,100,000 issued and outstanding	$261	$261
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued
Additional paid-in capital	$514,939	514,939
Accumulated deficit during the development stage	(204,427)	(181,317)
Other comprehensive Income (loss)	-	-
Total stockholders' equity	$310,773	$333,883

Total liabilities and stockholders' equity	$334,647	$382,819

The accompanying notes are integral part of these financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					Inception
	For the Three Months Ended		For the Six Months Ended		(May 18, 2010)
	November 30,	November 30,	November 30,	November 30,	to
	2012	2011	2012	2011	November 30, 2012

Operating expenses

Bank service charge	$-	$29	$6	$94	$252
Management fee	6,000	6,000	12,000	12,000	36,000
Professional fees	1,600	11,813	5,600	22,658	68,918
General and administrative expenses	10,962	14,842	28,047	24,529	126,554
Total operating expenses	18,562	32,684	45,653	59,281	231,724

Foreign Exchange Gain/Loss	-	-	10,479	-	(5,671)

Interest income	$6,076	$5,906	$12,064	$8,994	$32,968

Net loss for the period	$(12,486)	$(26,778)	$(23,110)	$(50,287)	(204,427)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,100,000	26,100,000	26,100,000	26,100,000

The accompanying notes are integral part of these financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows

			Date of inception
	For the six months	For the Six Months	May 18, 2010
	ended	ended	to
	November 30, 2012	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Loss for the period	$(23,110)	$(50,287)	$(204,427)
Adjustments to reconcile net loss to net cash in operating activities
Unrealized gain (loss) on foreign currency	(10,479)	(14,143)	5,671
Changes in operating assets and liabilities
Accounts payable	3,174	5,923	7,611
Other receivable	(4,099)	(2,558)	(7,196)
Net cash used in operating activities	(34,514)	(61,065)	(198,341)

Cash Flow From Investing Activities
Loan receivable	-	(294,210)	(308,353)
Net cash used in investment activities	-	(294,210)	(308,353)

Cash Flows from Financing Activities
Due to Director	(28,236)	16,777	16,263
Proceeds from common stock issued	-	500,000	515,200
Net cash provided by financing activities	(28,236)	516,777	531,463

Net increase (decrease) in cash and cash equivalents	(62,750)	161,502	24,769
Cash and cash equivalents, beginning of the period	87,519	915	-
Cash and cash equivalents, end of the period	24,769	162,417	24,769

The accompanying notes are integral part of these financial statements.

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

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the three-month period ended November 30, 2012 of $12,486 (November 30, 2011 -  $26,778) and since inception of May 18, 2010 to November 30, 2012 resulting in an accumulated deficit of $204,427; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

4. RELATED PARTY TRANSACTIONS

The Company shares office space with its President and does not separately pay for rent, telephone, internet or reception or services a corporation would normally incur in order to carry on its business. As a result, for the three-month ended November 30, 2012, the Company has accrued management fee of $6,000 (November 30, 2011 - $6,000). For the three-month ended November 30, 2012, the Company also accrued $9,000 (November 30, 2011 - $9,000) for general and administrative expenses payable to the President.

The President  loans the company money from time to time on an interest-free due-on-demand basis.  As of November 30, 2012, the total amount advanced and still unpaid was $16,263 (November 30, 2011 - $55,577).

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

Plan of Operation

We have allocated between $45,000 and $150,000 for the securing of one property.   However, we have not selected a property at this time.  We intend to secure a property within the next six months.  We cannot determine the amount of acreage or the specific location thereof of the property.

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

We have discussed this matter with our officers and directors.  Our director and President has agreed to loan us money if we should need it, provided the amount needed is not unreasonable in light of all of the facts and circumstances at that time.  At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Results of Operations

From Inception on May 18, 2010

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by Oliver Xing from inception on May 18, 2010 to November 30, 2012 was $16,263 (November 30, 2011 - $55,577).

We had a net loss of $12,486 for the three-month ended November 30, 2012 (November 30, 2011 - $26,778) and net loss of $204,427 for the period of inception, May 18, 2010, to November 30, 2012. We utilized office space provided by our president and we concentrated our efforts in raising the funds for our business in the past and actively secure properties of merits.

Liquidity and Capital Resources

At November 30, 2012, we had cash of $24,769 (November 30, 2011 - $162,417) and short-term note receivable of $302,682 (November 30, 2011 - $294,210). Note Receivable yields an interest of 8% per annum and is due on demand.

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

There were no material changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended November 30, 2012.

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

CN Resources Inc.

Date: January 10, 2013	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors