Form 10-Q
period 2013-02-28
CN Resources Inc.
filed 2013-04-15
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of April 15, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	February 28, 2013	May 31, 2012

Assets
Current assets
Cash and cash equivalents	$24,769	$87,519
Other receivable	13,214	3,097
Note receivable	302,682	292,203
Total current assets	$340,665	382,819

Total assets	$340,665	$382,819

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	3,817	4,437
Due to director	38,865	44,499
Total current liabilities	$42,682	$48,936

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001par value,26,100,000 issued and outstanding	$261	$261
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued
Additional paid-in capital	$514,939	514,939
Accumulated deficit during the development stage	(217,217)	(181,317)
Other comprehensive Income (loss)	-	-
Total stockholders' equity	$297,983	$333,883

Total liabilities and stockholders' equity	$340,665	$382,819

The accompanying notes are integral part of these unaudited financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					Inception
	For the Three Months Ended		For the Nine Months Ended		(May 18, 2010)
	February 28	February 29	February 28	February 29	to
	2013	2012	2013	2012	February 28, 2013

Operating expenses
Bank service charge	-	-	6	94	252
Management fee	6,000	6,000	18,000	18,000	42,000
Professional fees	1,600	2,960	7,200	25,618	70,518
General and administrative expenses	11,208	36,105	39,254	60,634	137,762
Total operating expenses	18,808	45,065	64,460	104,346	250,532

Foreign Exchange Gain/Loss	-	-	10,478	-	(5,671)

Interest income	$6,018	$5,932	$18,082	$14,926	$38,986

Net loss for the period	$(12,790)	$(39,133)	$(35,900)	$(89,420)	$(217,217)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,100,000	26,100,000	26,100,000	26,100,000

The accompanying notes are integral part of these unaudited financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows

	For the nine	For the nine	Date of inception
	months	months	May 18, 2010
	ended	ended	to
	February 28, 2013	February 29, 2012	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Loss for the period	$(35,900)	$(89,420)	$(217,217)
Adjustments to reconcile net loss to net cash in operating activities
Unrealized gain (loss) on foreign currency	(10,479)	(5,173)	5,671
Changes in operating assets and liabilities
Accounts payable	(620)	5,923	3,817
Other receivable	(10,117)	(3,200)	(13,214)
Net cash used in operating activities	(57,116)	(91,870)	(220,943)

Cash Flow From Investing Activities
Loan receivable	0	(303,180)	(308,353)
Net cash used in investment activities	0	(303,180)	(308,353)

Cash Flows from Financing Activities
Due to Director	(5,634)	(18,415)	38,865
Proceeds from common stock issued	-	500,000	515,200
Net cash provided by financing activities	(5,634)	481,585	554,065

Net increase (decrease) in cash and cash equivalents	(62,750)	86,535	24,769
Cash and cash equivalents, beginning of the period	87,519	915	-
Cash and cash equivalents, end of the period	24,769	87,450	24,769

The accompanying notes are integral part of these unaudited financial statements.

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

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the hree and nine-months period ended February 28, 2013 of $12,790 (February 29, 2012 – 39,133) and since inception of May 18, 2010 to February 28,  resulting in an accumulated deficit of $217,217; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

4. RELATED PARTY TRANSACTIONS

The Company shares office space with its President and does not separately pay for rent, telephone, internet or reception or services a corporation would normally incur in order to carry on its business. As a result, for the three-month ended February 28, 2013, the Company has accrued management fee of $6,000 (February 29, 2012 - $6,000). For the three-month ended February 28, 2013, the Company also accrued $9,000 (February 29, 2012 - $9,000) for general and administrative expenses payable to the President.

The President loans the company money from time to time on an interest-free due-on-demand basis.  As of February 28, 2013, the total amount advanced and still unpaid was $38,865.

5. SUBSEQUENT EVENT

On March 6, 2013, the Corporation borrowed $1,600,000 Canadian Dollars from a private Ontario Corporation. The Convertible Debenture bears an annual interest of 12%, payable monthly in arrears. The Principal amount is required to be paid in full within 5 years, but the Corporation can elect to make a full repayment earlier as long as the debenture holder is notified in writing and the debenture holder does not exercise its conversion right within 30 days after receiving the notice. The principal amount, plus any unpaid interest, is convertible into the Corporation common shares at $0.10 per share at anytime for a period of 5 years at the option of the debenture holder.

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

Plan of Operation

For the three months ended February 28, 2013, we have continued to concentrate our efforts in sourcing, identifying and securing business opportunities with business substance in the resources section of the economy. During the three-month period we have selected and review a number of business opportunities, but have not been able to enter into any contract or commence any commercial operation.

On March 6, 2013, the Corporation issued a convertible debenture in the amount of $1,600,000 Canadian Dollars with a private Ontario Corporation. The Debenture bears an annual interest of 12%, payable monthly in arrears. The Principal amount is required to be paid in full within 5 years, but the Corporation can elect to make a full repayment earlier as long as the debenture holder is notified in writing and the debenture holder does not excise its conversion right within 30 days after receiving the notice. The principal amount, plus any unpaid interest, is convertible into the Corporation common shares at $0.10 per share at anytime for a period of 5 years at the option of the debenture holder.

On March 3, 2013, the Corporation entered into a definitive Joint Venture Agreement with a third party in Alberta, Canada to drill two offset oil wells in the Redwater area of Alberta, Canada. The third party will act as the Operator of the two well drilling program.

The Joint Venture Agreement ensures the Corporation has a 50% working interest in the two offset wells by providing 50% of the costs, and provide a loan for the joint venture partner’s 50% share of the total cost on turnkey basis.

The loan in the amount of $745,000 Canadian dollars bears interest of 10% per annum and both the loan and interest are repayable within 24 months of the rig release date. The Operator has an option to repay the loan and interest in full at anytime.

Until the Loan plus interest is repaid in full, the net revenue interest in the drilling program will be allocated 60% to the Corporation and 40% to the Operator. After the loan and interest is fully repaid, the share of the net revenue will be 50% for the Corporation and 50% to the Operator.

In the event that the well is deemed non productive, the loan principal plus any unpaid interest will be converted into common shares of the Operator at $0.20 per common share or the 30 day average closing price of the operator’s share, whichever is lower.

The entire drilling program fund will be deposited into a Trust Account with Calgary law firm who will act as Trustee and administer the drilling program fund.

Concurrent with the signing of the Joint Venture Agreement, the Corporation also acquired approximately 1,500 acres of Petroleum and Natural Gas rights for $142,475.62 Canadian Dollars, excluding Viking rights, in the 55-20W4M area of Alberta, Canada. The P&NG right s are subject to a freehold royalty with Canadian Natural Resources Limited.

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

Results of Operations

From Inception on May 18, 2010

Since inception, we obtained a loan from Oliver Xing, our sole director and officer to initiate operations.  Cash provided by Oliver Xing from inception on May 18, 2010 to February 28, 2013 was $38,865.

We had a net loss of $12,790 for the three-month ended February 28, 2013 and net loss of $217,217 for the period of inception, May 18, 2010, to February 28, 2013. We utilized office space provided by our president and we concentrated our efforts in raising the funds for our business in the past and actively secure properties of merits.

Liquidity and Capital Resources

At February 28, 2013, we had cash of $24,769 and short-term note receivable of $302,682. Note Receivable yields an interest of 8% per annum and is due on demand.

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

There were no material changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

There is no change in securities in the three-month period ended February 28, 2013, except as disclosed below.

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

On March 6, 2013, the Corporation issued a convertible debenture in the amount of $1,600,000 Canadian Dollars with a private Ontario Corporation. The Debenture bears an annual interest of 12%, payable monthly in arrears. The Principal amount is required to be paid in full within 5 years, but the Corporation can elect to make a full repayment earlier as long as the debenture holder is notified in writing and the debenture holder does not excise its conversion right within 30 days after receiving the notice. The principal amount, plus any unpaid interest, is convertible into the Corporation common shares at $0.10 per share at anytime for a period of 5 years at the option of the debenture holder.

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

CN Resources Inc.

Date: April 15, 2013	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors