Form 10-K
period 2013-05-31
CN Resources Inc.
filed 2013-09-09
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2013

Commission File Number:   333-167804

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐    NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 31, 2013: $1,000,000.

At September 9, 2013, 26,100,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.                      BUSINESS.

BUSINESS

We are an exploration and development stage company and there is no assurance that a commercially viable mineral deposit exists on any property we acquire.  Exploration and technical study will be required before a final evaluation as to the economic and legal feasibility is determined.  We will be prospecting and developing for oil and gas in Alberta, Canada.

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

We are engaged in the acquisition, exploration and development of oil and gas Alberta, Canada.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.  Failure or abandonment of our exploration program is not a circumstance that might cause us to change our plans.  If the exploration and development program fails, we will cease operations and liquidate the company.

Our operation program

We intend to acquire or option a property and prospect for light oil and gas in Alberta, Canada.  Our target initially is light oil and gas deposits in Alberta, Canada.

We plan to acquire a significant equity interest in a well (usually 50% or more), and on well by well basis, with existing oil gas companies to jointly drill, complete, and if successful, equip the well and bring the well into production.

As of May 31, 2013, we have initiated discussions and negotiations with our joint venture partner to jointly drill, complete and, if successful, to equip one well and bring the well into production. Our equity interest in the well is 50%. We have advanced $300,000 Canadian dollars to the joint venture partner to drill and complete the well. Currently, we are working with the joint venture partner to evaluate the drilled well, to complete the well, and if successful, will equip the well and bring it into production. We expect to finalize the total cost and complete the development of the well in September, 2013.

We will initially focus our attention on acquisitions of light oil well or wells capable of becoming, if successful, a producing well in a short period of time.

Once we have built a portfolio of producing wells and have certain production of oil in place, we will commence acquisition of oil and gas properties to explore for hydrocarbon.

We believe this is a responsible approach to business development for the company at this stage, and to bring shareholder value by setting the company in solid foundation for the next stage of development of the company.

As we progress, our success depends upon finding economically viable hydrocarbon deposits in Alberta, Canada.  If we do not find hydrocarbon material or we cannot recover hydrocarbon material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete the exploration and technical study of our property.  If it turns out that we have not raised enough money to complete our program, we will try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we need additional money and cannot raise it, we will have to suspend or cease operations.

After we acquire a property, we must conduct exploration to determine what amount of hydrocarbon minerals, if any, exist on our properties and if any hydrocarbon materials which are found can be economically extracted and profitably processed.  There is no assurance that we will ever acquire or option a property.

We intend to evaluate undeveloped property by retaining the services of a professional petroleum geologist to be selected.  At present, we have not selected a geologist.  Our properties will in all likelihood be undeveloped land. That is because raw undeveloped land is much cheaper than to try to acquire an existing developed property.

Thereafter, exploration will be initiated.

We do not know if we will find hydrocarbon material.

Our exploration program is designed to economically explore any property we may obtain.

We do not claim to have any reserves whatsoever.

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

Competitive Factors

The oil and gas industry is fragmented.  We will be competing with other exploration and development companies.  We are one of the smallest exploration companies in existence.  We are an infinitely small participant in the market.  While we may be competing for property, once the property is optioned, there will be no competition for the exploration or removal of hydrocarbon from the property.  Readily available markets exist in Canada and around the world for the sale of oil and gas commodities.  Therefore, we will be able to sell any minerals that we are able to recover.

Supplies

Supplies and manpower are readily available for exploration and development.

Regulations

Our exploration and development program will be subject to the regulations of the jurisdiction we will operate.

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

Our Common Stocks are extremely thinly traded and illiquid, and trade range was $0.27 to $0.40 in the past year and to present.

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

For the year ended May 31, 2013, we have not offered any securities for sale. There are no additional securities issued as at August 18, 2103.

ITEM 6.                      SELECTED FINANCIAL DATA

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

Plan of Operation

We plan to explore and develop light oil and gas opportunities in Alberta, Canada. We have initiated joint venture discussions with other company to develop oil well in the Alberta, Canada.

We have commenced joint venture operation in drilling one oil well in Alberta, Canada and currently is evaluating the well and intend to further complete the well, if successful, we will equip the well and bring the well into production.

Our plan is to jointly develop oil wells with existing players in Alberta, Canada. The joint venture candidates we are seeking must have established oil reserve or development land with drilling locations identified, studied and ready to drill.

We then have to negotiate a reasonably favorable term with the joint venture partner before progressing to actual drilling the well.

We will consider our financial resources before entering into any joint venture arrangements.

We will engage technical expert in due diligence work before finalizing our joint venture arrangement. Once we have determined the development should proceed, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need, we will have to find alternative sources of funding, like a public offering, a private placement of securities, or loans from our officers or others.

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

We are not going to buy significant equipment during the next twelve months.  We will not buy any equipment until we have generated revenue from oil well we drilled.

If we are unable to complete any phase of our well development program because we don’t have enough money, we will cease operations until we raise more money.  If we can’t or don’t raise more money, we will cease operations.  If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.  In the event we fail in our exploration activity, we will cease operations and not sell the company.  We do not intend to hire additional employees at this time.  Any work that would be conducted on a property that we may secure will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

No Operating History

We have no operations upon which to base an evaluation of our performance.  We are an early stage development corporation and have not generated any revenues from operations except that we generated interest income. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties we may secure, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will have to conduct research and due diligence work on the properties we intend to acquire before we start development program.  We are actively sourcing and evaluating various oil and gas properties, but there is no assurance we will be able to complete an acquisition of mineral property of merit and successfully producing oil and generate revenue.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 17, 2010 to May 31, 2103

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by financing activities from inception on May 17, 2010 to May 31, 2013 is $64,093. The $64,093 is the result of Director advances of $128,593 and repayments to the Director of $64,500.

Liquidity and Capital Resources

On August 12, 2011, we closed our direct public offering without involvement of brokers or dealers and sold 5,000,000 shares of common stock in our public offering and raised $500,000.

As of May 31, 2013, we have cash of $25,468 (May 31, 2012 - $87,519) and our total assets were $445,271 (May 31, 2012 - $382,819) which consisted of unproved oil and gas assets of $419,515 and our total liabilities were $203,898 (May 31, 2012 - $48,936).

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CN RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CN Resources, Inc.
(a development stage company)
Toronto, Canada

We have audited the accompanying balance sheets of CN Resources, Inc., a development stage company,  (the “Company”) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended and the period from May 18, 2010 (inception) through May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and the period from May 18, 2010 (inception) through May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

September 5, 2013

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets

	May 31, 2013	May 31, 2012
Assets

Current assets
Cash and cash equivalents	$25,468	$87,519
Other receivable	288	3,097
Note receivable	-	292,203
Total current assets	25,756	382,819

Oil and gas properties - unproved	419,515	-

Total assets	$445,271	$382,819

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$13,180	$4,437
Due to director	190,718	44,499
Total current liabilities	203,898	48,936

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 26,100,000 issued and outstanding	261	261
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued and outstanding	-	-
Additional paid-in capital	514,939	514,939
Accumulated deficit during the development stage	(273,827)	(181,317)
Total stockholders' equity	241,373	333,883

Total liabilities and stockholders' equity	$445,271	$382,819

The accompanying notes are an integral part of these audited  financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses

			Inception
	For the year	For the year	(May 18, 2010)
	ended	ended	to
	May 31, 2013	May 31, 2012	May 31, 2013

Operating expenses
Advertising	$10,030	$4,099	$14,129
Bank service charge	6	98	252
Management fee	24,000	24,000	48,000
Professional fees	13,953	28,693	77,271
Exchange loss	-	16,150	16,150
Bad debt expense	11,970	-	11,970
General and administrative expenses	50,602	72,378	145,010
Total operating expenses	(110,561)	(145,418)	(312,782)

Interest income	18,051	20,904	38,955

Net loss	$(92,510)	$(124,514)	$(273,827)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,100,000	25,522,091

The accompanying notes are integral part of these audited financial statements.

CN RESOURCES INC.
Statement of Changes in Stockholders' Equity (Deficit)
For the period from May 18, 2010 (Inception) through May 31, 2013

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at May 18, 2010 (Inception)	-	$-	$-	$-	$-

Shares issued for cash on May 18, 2010	20,000,000	200		-	200
Shares issued for cash on May 20, 2010	1,000,000	10	9,990	-	10,000
Shares issued for cash on May 30, 2010	100,000	1	4,999	-	5,000

Net loss	-	-	-	(35,370)	(35,370)

Balance at May 31, 2010	21,100,000	211	14,989	(35,370)	(20,170)

Net loss	-	-	-	(21,433)	(21,433)

Balance at May 31, 2011	21,100,000	211	14,989	(56,803)	(41,603)

Shares sold in private placement during July and August 2011 at $0.10 per share	5,000,000	50	499,950	-	500,000

Net loss	-	-	-	(124,514)	(124,514)

Balance at May 31, 2012	26,100,000	261	514,939	(181,317)	333,883

Net loss	-	-	-	(92,510)	(92,510)

Balance at May 31, 2013	26,100,000	$261	$514,939	$(273,827)	$241,373

The accompanying notes are an integral part of these audited financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows

			Inception
	For the year	For the year	(May 18, 2010)
	ended	ended	to
	May 31, 2013	May 31, 2012	May 31, 2013
Cash Flows From Operating Activities
Net loss	$(92,510)	$(124,514)	$(273,827)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange loss	-	16,150	16,150
Bad debt expense	11,970	-	11,970
Changes in operating assets and liabilities
Other receivable	(9,161)	(3,097)	(12,258)
Accounts payable	8,056	719	12,493
Net cash used in operating activities	(81,645)	(110,742)	(245,472)

Cash Flow From Investing Activities
Cash invested in note receivable	-	(308,353)	(308,353)
Net cash used in investment activities	-	(308,353)	(308,353)

Cash Flows from Financing Activities
Proceeds from common stock sold	-	500,000	515,200
Proceeds from Director advances	84,094	5,699	128,593
Payments to Director for advances	(64,500)	-	(64,500)
Net cash provided by financing activities	19,594	505,699	579,293

Net increase (decrease) in cash and cash equivalents	(62,051)	86,604	25,468
Cash and cash equivalents, beginning of the period	87,519	915	-
Cash and cash equivalents, end of the period	$25,468	$87,519	$25,468

Non-cash transactions:
Exchange of note receivable for unproved oil and gas property	$292,203	$-	$292,203
Due to Director for investment in oil and gas property	126,625	-	126,625

The accompanying notes are an integral part of these audited financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2013 and 2012

1. ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

CN RESOURCES INC. (“the Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company is in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resources properties in Alberta, Canada. The Company has not generated any revenue to date except interest income and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the year ended May 31, 2013 of $92,510 and has an accumulated deficit of $273,827 since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

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

d) Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company follows ASC 740 “Accounting for Income Taxes,” under which the Company  computes tax assets benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these interim financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in the future years.

At May 31, 2013, the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. Interest and penalties related to income tax matters are recognized in income tax expenses. As of May 31, 2013 there is no accrued interest related to uncertain tax positions.

e) Basic and Diluted Net Loss per Common Share

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

f) Foreign currency translation

The financial statements are presented in United States dollars.  Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

g) Oil and Gas Property and Exploration Costs

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the proposed acquisition, exploration, and development of the Prospect and the extraction of crude oil and natural gas located there under. The Company applies the successful efforts method of accounting for oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. Costs to acquire mineral interests in crude oil and natural gas properties, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.  Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved crude oil and natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers.

h)  Long-lived Assets

In accordance with FASB accounting standard "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

3.  OIL AND GAS PROPERTIES

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation to form a joint venture to drill in the Redwater area in Alberta, Canada. The Company agreed to pay 50% of the drilling cost to acquire a 50% working interest in the unproved property. The aggregate cost of the well is estimated to be $672,787.  As of May 31, 2013, the Company exchanged the $292,890 note receivable on the balance sheet at May 31, 2012 for the working interest in the well. In addition, the President of the Company invested $126,625 on behalf of the Company in the form of a related party payable. The payable is non-interest bearing and due on demand.  Included in the total $419,515 paid to RedWater Energy Corporation was $71,237 for the Company’s portion of the land acquisition cost.

As of May 31, 2013, the well is currently being completed and whether the well has commercial production potential is not known, thus, the Company has accounted for the cost of this oil and gas property as unproved properties.

4.  COMMITMENTS

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation (see note 3).  The Company agreed to loan RedWater Energy Corporation the other 50% of the drilling cost in the form of a note. The loan will bear interest at 10% per annum payable quarterly, is redeemable at any time without penalty, and shall be secured by a general security agreement of RedWater Energy Corporation in favour of the Company. The Company will receive an additional 10% working interest of the property until the loan is repaid in full. As of May 31, 2013, the Company has not funded this note.

In addition, the Company will undertake additional estimated completion costs of $75,980, that is payable once the Drilling Program is successful. As of May 31, 2013, the well is unproved, thus, it is not necessary to accrue for these additional cost.

5.  DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis.  As of May 31, 2013, the total amount advanced and unpaid is $190,718 (May 31, 2012 - $44,499).

6.  INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $273,827 from inception through May 31, 2013 which expires in 2032 and 2033. The Company has adopted ASC 740, "Accounting for Income Taxes", as of its inception. The Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company's deferred tax assets are as follows as of:

	May 31, 2013	May 31, 2012
Deferred Tax Asset	$93,101	$61,648
Valuation Allowance	$(93,101)	$(61,648)
Net Deferred Tax Asset	$—	$—

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2013, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of November 30, 2010, the Company’s internal control over financial reporting were ineffective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended May 31, 2013, that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)
Oliver Xing	49	president, principal executive officer, secretary, treasurer
255 Duncan Mill Road, Suite 203		principal financial officer, principal accounting officer,
Toronto, Ontario		and sole member of the board of directors
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

In the event Mr. Xing resigns as Director or Mr. Xing resigns as an Officer, we will have to evaluate and recruit additional director and officer, if a suitable officer cannot be identified and recruited, our operations could  be suspended or cease entirely.

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

ITEM 11.                    EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending May 31, 2013 for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Oliver Xing	2013	0	0	0	0	0	0	60,000	60,000
President & CEO	2012	0	0	0	0	0	0	60,000	60,000
	2011	0	0	0	0	0	0	0.00	0.00

The $60,000 paid to Mr. Xing in 2013 and 2012 was for overall responsibility in administering the Company operations and for sourcing and evaluating mineral properties and general and administrative duties.

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

Director Compensation

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Oliver Xing	2013	0	0	0	0	0	0
	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0

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

Further, Mr. Xing has advanced funds to us for some of our incorporation needs. As of May 31, 2013, Mr. Xing advanced us $190,718 (May 31, 2012 - $44,499).  There is no due date for the repayment of the funds advanced by Mr. Xing.  Mr. Xing will be repaid from revenues or operations if and when we generate revenues to pay the obligation.  There is no assurance that we will ever generate revenues from our operations.  The obligation to Mr. Xing does not bear interest.  Money advanced by Mr. Xing for this offering will be repaid from the proceeds of this offering or from working capital when available and on demand.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$6,000	MaloneBailey, LLP
2012	$6,000	MaloneBailey, LLP
2011	$6,000	MaloneBailey, LLP
2010	$4,000	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of September, 2013.

CN RESOURCES INC.
(the “Registrant”)

BY:	/s/ OLIVER XING
Oliver Xing, President, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ OLIVER XING	President, Principal Executive Officer, Secretary,	September 9, 2013
Oliver Xing	Treasurer, Principal Financial Officer, Principal
Accounting Officer and sole member of the Board
of Directors

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/25/10	3.1

3.2	Bylaws.	S-1	6/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	6/25/10	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/25/10	99.1

99.2	Audit Committee Charter.

99.3	Disclosure Committee Charter.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document