Form 10-Q
period 2013-08-31
CN Resources Inc.
filed 2013-09-20
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of September 20, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A development Stage Company)
Balance Sheets
(Unaudited)

	August 31, 2013	May 31, 2013

Assets
Current assets
Cash and cash equivalents	$18,419	$25,468
Other receivable	288	288
Total current assets	18,707	25,756

Oil and gas properties - unproved	419,515	419,515

Total assets	$438,222	$445,271

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$11,579	$13,180
Due to director	202,869	190,718
Total current liabilities	214,448	203,898

Stockholders' equity
Common stock, 100,000,000 of shares authorized with $0.00001 par value, 26,100,000 issued and outstanding	261	261
Preferred stock, 100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	514,939	514,939
Accumulated deficit during the development stage	(291,426)	(273,827)
Total stockholders' equity	223,774	241,373

Total liabilities and stockholders' equity	$438,222	$445,271

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	For the Three Months Ended		Inception (May 18, 2010)
	August 31	August 31	to
	2013	2012	August 31, 2013
Operating expenses

Advertising and promotion	$-	$-	$14,129
Bad debt expenses	-	-	11,970
Bank service charge	49	6	301
Management fee	6,000	6,000	54,000
Professional fees	2,000	4,000	79,271
Exchange loss (gain)	-	(10,479)	16,150
General and administrative expenses	9,550	17,085	154,560
Total operating expenses	17,599	16,612	330,381

Total expenses	(17,599)	(16,612)	(330,381)

Interest income	-	5,988	38,955

Net loss for the period	$(17,599)	$(10,624)	$(291,426)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	n/a

Weighted average common shares outstanding - basic and diluted	26,100,000	26,100,000	n/a

The accompanying notes are integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	For the three Months	For the three Months	(May 18, 2010)
	ended	ended	to
	August 31, 2013	August 31, 2012	August 31, 2013

Cash Flows From Operating Activities
Net Loss for the period	$(17,599)	$(10,624)	$(291,426)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange (gain)/loss	-	(10,479)	16,150
Bad debt expense	-	-	11,970
Changes in operating assets and liabilities
Other receivable	-	(67)	(12,258)
Accounts payable	(1,601)	1,148	10,892
Net cash used in operating activities	(19,200)	(20,022)	(264,672)

Cash Flows from Investing Activities
Cash invested in note receivable	-	-	(308,353)
Net cash used in investing activities	-	-	(308,353)

Cash Flows from Financing Activities
Proceeds from Director advances	19,151	-	147,744
Payments to Director for advances	(7,000)	(14,772)	(71,500)
Proceeds from common stock issued	-	-	515,200
Net cash (used in) provided by financing activities	12,151	(14,772)	591,444

Net increase (decrease) in cash and cash equivalents	(7,049)	(34,794)	18,419
Cash and cash equivalents, beginning of the period	25,468	87,519	-
Cash and cash equivalents, end of the period	$18,419	$52,725	$18,419

Non-cash transactions:
Exchange of note receivable for unproved oil and gas property	$-	$-	$292,890
Due to Director for investment in oil and gas property	-	-	126,625

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
August 31, 2013

1. ORGANIZATION BUSINESS OPERATIONS AND GOING CONCERN

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses for the three months ended August 31, 2013 of $17,599 and has an accumulated deficit of $291,426 since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

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

3.  OIL AND GAS PROPERTIES

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation to form a joint venture to drill in the Redwater area in Alberta, Canada. The Company agreed to pay 50% of the drilling cost to acquire a 50% working interest in the unproved property. The aggregate cost of the well is estimated to be $672,787.  As of August 31, 2013, the Company exchanged the $292,890 note receivable on the balance sheet at May 31, 2012 for the working interest in the well. In addition, the President of the Company invested $126,625 on behalf of the Company in the form of a related party payable. The payable is non-interest bearing and due on demand.  Included in the total $419,515 paid to RedWater Energy Corporation was $71,237 for the Company’s portion of the land acquisition cost.

As of September 18, 2013, the well is currently being completed and whether the well has commercial production potential is not known, thus, the Company has accounted for the cost of this oil and gas property as unproved properties.

4.  COMMITMENTS

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation (see note 3).  The Company agreed to loan RedWater Energy Corporation the other 50% of the drilling cost in the form of a note. The loan will bear interest at 10% per annum payable quarterly, is redeemable at any time without penalty, and shall be secured by a general security agreement of RedWater Energy Corporation in favour of the Company. The Company will receive an additional 10% working interest of the property until the loan is repaid in full. As of August 31, 2013, the Company has not funded this note.

In addition, the Company will undertake additional estimated completion costs of $75,980, that is payable once the Drilling Program is successful. As of September 18, 2013, the well is unproved, thus, it is not necessary to accrue for these additional cost.

5.  DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis.  As of August 31, 2013, the total amount advanced and unpaid is $202,869 .

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We have discussed this matter with our officers and director.  Our director has agreed to loan us money if we should need it, provided the amount needed is not unreasonable in light of all of the facts and circumstances at that time.  At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We are not going to buy significant equipment during the next twelve months.  We will not buy any equipment until we have generated revenue from oil well we drilled.

If we are unable to complete any phase of our well development program because we don’t have enough money, we will cease operations until we raise more money.  If we do not raise more money, we will cease operations.  If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.  In the event we fail in our exploration activity, we will cease operations and not sell the company.  We do not intend to hire additional employees at this time.  Any work that would be conducted on a property that we may secure will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Results of Operations

From Inception on May 17, 2010 to August 31, 2013

Since inception, we obtained a loan from Oliver Xing, our sole director and one of our officers to initiate operations.  Cash provided by financing activities from inception on May 17, 2010 to August 31, 2013 is $591,444 which consists of Director advances of $147,744 and repayments of $71,500 in addition to $515,200 from common stock issuance.

Liquidity and Capital Resources

On August 12, 2011, we closed our direct public offering without involvement of brokers or dealers and sold 5,000,000 shares of common stock in our public offering and raised $500,000.

As of August 31, 2013, we have cash of $18,419 (August 31, 2012 - $52,725) and our total assets were $438,222 (August 31, 2012 - $358,571) which consisted of unproved oil and gas assets of $419,515 and our total liabilities were $214,448 (August 31, 2012 - $35,312).

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

There were no material changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

There is no change in securities in the three-month period ended August 31, 2013, except as disclosed below.

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

There are no additional securities issued for the three months period ended August 31, 2013.

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

CN Resources Inc.

Date: September 20, 2013	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors