Form 10-Q
period 2013-11-30
CN Resources Inc.
filed 2014-01-21
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of January 21, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CN RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	November 30, 2013	May 31, 2013

Assets
Current assets
Cash and cash equivalents	$12,589	$25,468
Other receivable	4,430	288
Total current assets	17,019	25,756

Equipment	91,837	-
Oil and gas properties - proved	419,515	419,515
Accumulated depreciation, depletion, and amortization	(2,513)	-

Total assets	$525,858	$445,271

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$43,547	$13,180
Due to director	259,852	190,718
Total current liabilities	303,399	203,898

Stockholders' equity
Common stock, 100,000,000 of shares authorized with $0.00001 par value, 26,100,000 issued and outstanding	261	261
Preferred stock, 100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	514,939	514,939
Accumulated deficit during the development stage	(292,741)	(273,827)
Total stockholders' equity	222,459	241,373

Total liabilities and stockholders' equity	$525,858	$445,271

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

					Inception
	For the Three Months Ended		For the Six Months Ended		(May 18, 2010)
	November 30	November 30	November 30	November 30	to
	2013	2012	2013	2012	November 30, 2013

Revenue	$41,035	$-	$41,035	$-	$41,035

Cost of revenue	16,571	-	16,571	-	16,571

Gross profit	24,464	-	24,464	-	24,464

Operating expenses

Bank service charge	87	-	136	6	388
Advertising and promotion	-	-	-	-	14,129
Management fee	6,000	6,000	12,000	12,000	60,000
Professional fees	8,178	1,600	10,178	5,600	87,449
Depreciation and depletion expense	2,513	-	2,513	-	2,513
General and administrative expenses	9,000	10,962	18,550	28,047	175,531
Total operating expenses	25,778	18,562	43,377	45,653	340,010

Operating income (loss)	(1,314)	(18,562)	(18,914)	(45,653)	(315,546)

Foreign Exchange Gain (Loss)	-	-	-	10,479	(16,150)

Interest income	-	6,076	-	12,064	38,955

Net income (loss)	$(1,314)	$(12,486)	$(18,914)	$(23,110)	$(292,741)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,100,000	26,100,000	26,100,000	26,100,000

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	For the Six Months	For the Six Months	(May 18, 2010)
	Ended	Ended	to
	November 30, 2013	November 30, 2012	November 30, 2013

Cash Flows From Operating Activities
Net Loss for the period	$(18,914)	$(23,110)	$(292,741)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange (gain)/loss	-	(10,479)	16,150
Bad debt expense	-	-	11,970
Depreciation and depletion expense	2,513		2,513
Changes in operating assets and liabilities
Other receivable	(4,142)	(4,099)	(16,400)
Accounts payable	(61,470)	3,174	(48,977)
Net cash used in operating activities	(82,013)	(34,514)	(327,485)

Cash Flows from Investing Activities
Purchase of equipment	-		-
Purchase of note receivable	-	-	(308,353)
Net cash used in investing activities	-	-	(308,353)

Cash Flows from Financing Activities
Proceeds from Director advances	78,546	-	207,139
Payments to Director for advances	(9,412)	(28,236)	(73,912)
Proceeds from common stock issued	-	-	515,200
Net cash (used in) provided by financing activities	69,134	(28,236)	648,427

Net increase (decrease) in cash and cash equivalents	(12,879)	(62,750)	12,589
Cash and cash equivalents, beginning of the period	25,468	87,519	-
Cash and cash equivalents, end of the period	$12,589	$24,769	$12,589

Non-cash transactions
Exchange of note receivable for unproved oil and gas property	$-	$-	$292,890
Due to Director for investment in oil and gas property	-	-	126,628
Due to Director for equipment purchased	91,837	-	91,837

The accompanying notes are an integral part of these unaudited interim financial statements

CN RESOURCES INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
November 30, 2013

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a loss of $18,914  for the six months ended November 30, 2013  and has an accumulated deficit of $292,741 since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of oil and natural gas is recognized upon completion of the sale and when transported volumes are delivered.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful life of the asset, which is 20 years.  Depreciation expense for the period ended November 30, 2013 was $765.

Oil and Gas Property

Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption properties, plants and equipment. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon achievement of all conditions necessary for the classification of reserves as proved, the associated leasehold costs are reclassified to proved properties.

Oil and gas exploration costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized, or “suspended,” on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. For complex exploratory discoveries, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while we perform additional appraisal drilling and seismic work on the potential oil and gas field, or while we seek government or co-venture approval of development plans or seek environmental permitting. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas reserves are designated as proved reserves.

Oil and gas development costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.  Depletion expense for the period ended November 30, 2013 was $1,748.

Assets are grouped in accordance with the Extractive Industries - Oil and Gas Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

Amortization rates are updated quarterly to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions and 4) impairments.

When circumstances indicate that an asset may be impaired, CN Resources compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on CN Resources’ estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.  During the period ended November 30, 2012, CN Resources recorded impairment expense of $0.

3. BASIS OF PRESENTATION

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

4.  OIL AND GAS PROPERTIES

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation to form a joint venture to drill in the Redwater area in Alberta, Canada. The Company agreed to pay 50% of the drilling cost to acquire a 50% working interest in the unproved property. The aggregate cost of the well is estimated to be $672,787.  As of November 30, 2013, the Company exchanged the $292,890 note receivable on the balance sheet at May 31, 2012 for the working interest in the well. In addition, the President of the Company invested $175,375 on behalf of the Company in the form of a related party payable. The payable is non-interest bearing and due on demand.  Included in the total $419,515 paid to RedWater Energy Corporation was $71,237 for the Company’s portion of the land acquisition cost.

As of September 18, 2013, the well is currently in production. The Company has accounted for the cost of this oil and gas property as proved properties.

5.  COMMITMENTS

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation (see note 3).  The Company agreed to loan RedWater Energy Corporation the other 50% of the drilling cost in the form of a note. The loan will bear interest at 10% per annum payable quarterly, is redeemable at any time without penalty, and shall be secured by a general security agreement of RedWater Energy Corporation in favour of the Company. The Company will receive an additional 10% working interest of the property until the loan is repaid in full. As of November 30, 2013, the Company has made arrangement with a related party and funded this note.

6.  DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis.  As of November 30, 2013, the total amount advanced and unpaid is $259,852.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our auditors have issued a going concern opinion for our annual financial statements.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we obtain an interest in a property, find mineralized material, delineate an ore body, and begin removing and selling minerals.

Plan of Operation

We plan to explore and develop light oil and gas opportunities in Alberta, Canada. We have initiated joint venture discussions with other company to develop oil well in the Alberta, Canada.

We have commenced joint venture operation in drilling one oil well in Alberta, Canada, for the three months ended November 30, 2103, we have successfully equipped the well, and put the well into production. The well has been deemed a successful producing well.

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

No Operating History

We have no material operations upon which to base an evaluation of our performance.  We are an early stage development corporation and have only generated insignificant amount of revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties we may secure, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

From Inception on May 17, 2010 to November 30, 2013

Since inception, we obtained a loan from Oliver Xing, our sole director and officer to initiate operations.  Cash provided by financing activities from inception on May 17, 2010 to November 30, 2013 is $648,427 which consists of Director advances of $207,139 in addition to $515,200 from common stock issuance, and repayments to the Director of $73,912.

Liquidity and Capital Resources

On August 12, 2011, we closed our direct public offering without involvement of brokers or dealers and sold 5,000,000 shares of common stock in our public offering and raised $500,000.

As of November 30, 2013, we have cash of $12,589 and our total assets were $525,858which consisted of unproved oil and gas assets of $419,515, equipments of $91,837 and our total liabilities were $303,399.

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

There were no material changes in our internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

There is no change in securities in the three-month period ended November 30, 2013, except as disclosed below.

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

There are no additional securities issued for the three months period ended November 30, 2013.

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

CN Resources Inc.

Date: January 21, 2014	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors