Form 10-Q
period 2014-02-28
CN Resources Inc.
filed 2014-04-14
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,100,000 as of April 14, 2014.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CN RESOURCES INC.
Balance Sheets
(Unaudited)

	February 28, 2014	May 31, 2013

Assets
Current assets
Cash and cash equivalents	$12,019	$25,468
Other receivable	4,430	288
Accounts receivable	24,128	-
Total current assets	40,577	25,756

Equipment	91,837	-
Accumulated depreciation	(1,913)
Oil and gas properties - proved	419,515	419,515
Accumulated depreciation, depletion, and amortization	(4,370)	-

Total assets	$545,646	$445,271

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable	$7,077	$13,180
Due to director	288,755	190,718
Total current liabilities	295,832	203,898

Stockholders' equity
Common stock, 100,000,000 of shares authorized with $0.00001 par value, 26,100,000 issued and outstanding	261	261
Preferred stock, 100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	514,939	514,939
Accumulated deficit during the development stage	(265,386)	(273,827)
Total stockholders' equity	249,814	241,373

Total liabilities and stockholders' equity	$545,646	$445,271

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28	February 28	February 28	February 28
	2014	2013	2014	2013

Revenue	$97,354	-	$138,389	-

Royalty and production cost	44,086	-	60,657	-

Gross profit	53,268	-	77,732	-

Operating expenses

Advertising	-	-	-	-
Bank service charge and bad debt	98	-	234	6
Depreciation and depletion	3,770		6,283
Management fee	6,000	6,000	18,000	18,000
Professional fees	3,200	1,600	13,378	7,200
Regulatory filing	2,859	-	2,859	-
General and administrative expenses	9,274	11,208	27,824	39,254
Total operating expenses	25,201	18,808	68,578	64,460

Foreign Exchange Gain/Loss	(713)	-	(713)	10,478

Interest income	$-	$6,018	$-	$18,082

Net income (loss) for the period	$27,354	$(12,790)	$8,441	$(35,900)

Loss per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,100,000	26,100,000	26,100,000	26,100,000

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
Statements of Cash Flows
(Unaudited)

	For the nine months	For the nine months
	ended	ended
	February 28, 2014	February 28, 2013

Cash Flows From Operating Activities
Net Income (loss) for the period	$8,441	$(35,900)
Adjustments to reconcile net loss to net cash in operating activities
Depreciation and depletion	6,283	-
Unrealized gain (loss) on foreign currency	-	(10,479)
Changes in operating assets and liabilities
Accounts receivable	(24,128)	-
Accounts payable	(97,940)	(620)
Other receivable	(4,142)	(10,117)
Net cash used in operating activities	(111,486)	(57,116)

Cash Flows from Financing Activities
Due to Director	107,449	(5,634)
Payment to Director for advances	(9,412)
Net cash provided by financing activities	98,037	(5,634)

Net increase (decrease) in cash and cash equivalents	(13,449)	(62,750)
Cash and cash equivalents, beginning of the period	25,468	87,519
Cash and cash equivalents, end of the period	12,019	24,769

Non-cash transactions
Due to Director for equipment purchased	91,837	-

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.
Notes to the Unaudited Financial Statements
February 28, 2014

1. ORGANIZATION BUSINESS OPERATIONS AND GOING CONCERN

CN RESOURCES INC. (“the Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company was in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resources properties in Alberta, Canada. The Company ceased development stage this past quarter when its proved oil properties achieved significant and ongoing revenues.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has made an insignificant profit of $ 27,354 for the three months ended February 28, 2014 and has an accumulated deficit of $265,386 since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize oil revenue from interests in producing well as the oil  is sold. Revenue from the purchase, transportation, and sale of oil is recognized upon completion of the sale and when transported volumes are delivered.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful life of the asset, which is 20 years. Depreciation expense for the period ended February 28, 2014 was $1,913.

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

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Depletion expense for the period ended February 28, 2014 was $4,370.

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

When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. During the period ended February 28, 2014, the Company recorded impairment expense of $0.

Exploration Stage Company

The financial statements are no longer presented in accordance with Accounting Standards Codification 915 and SEC Industry Guide 7. The Company ceased to be an Exploration Stage Company in fiscal year 2014 as disclosed in Note 1 above.

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

4.  OIL AND GAS PROPERTIES

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation to form a joint venture to drill in the Redwater area in Alberta, Canada. The Company agreed to pay 50% of the drilling cost to acquire a 50% working interest in the unproved property. The aggregate cost of the well is estimated to be $672,787.  As of February 28, 2014, the Company exchanged the $292,890 note receivable on the balance sheet at May 31, 2012 for the working interest in the well. In addition, the President of the Company invested $175,375 on behalf of the Company in the form of a related party payable. The payable is non-interest bearing and due on demand. Included in the total $419,515 paid to RedWater Energy Corporation was $71,237 for the Company’s portion of the land acquisition cost.

The joint venture well is currently in commercial production. The Company has accounted for the cost of this oil and gas property as proved properties.

5.  COMMITMENTS

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation (see note 3).  The Company agreed to loan RedWater Energy Corporation the other 50% of the drilling cost in the form of a note. The loan will bear interest at 10% per annum payable quarterly, is redeemable at any time without penalty, and shall be secured by a general security agreement of RedWater Energy Corporation in favour of the Company. The Company will receive an additional 10% working interest of the property until the loan is repaid in full. As of February 28, 2014, the Company has made arrangement with a related party and funded this note.

6.  DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis.  As of February 28, 2014, the total amount advanced and unpaid is $288,755.

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

Plan of Operation

We have commenced joint venture operation in drilling one oil well in Alberta, Canada, for the three months ended February 28, 2014, the well has been successful in producing light oil in commercial quantity.

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

Limited Operating History

We have no material operations upon which to base an evaluation of our performance.  We are an early stage corporation and have only generated insignificant amount of revenues from operations. We cannot guarantee we will be successful in our business operations in the future. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties we may secure, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will have to conduct research and due diligence work on the properties we intend to acquire before we start development program.  We are actively sourcing and evaluating various oil and gas properties, but there is no assurance we will be able to complete an acquisition of oil property of merit and successfully producing oil and generate revenue.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 17, 2010 to February 28, 2014

Since inception, we obtained a loan from Oliver Xing, our sole director and officer to initiate operations.  Cash provided by financing activities from inception on May 17, 2010 to February 28, 2014 is $677,330 which consists of Director advances of $236,042 in addition to $515,200 from common stock issuance, and repayment to the Director of $73,912.

Liquidity and Capital Resources

On August 12, 2011, we closed our direct public offering without involvement of brokers or dealers and sold 5,000,000 shares of common stock in our public offering and raised $500,000.

As of February 28, 2014, we have cash of $12,019, accounts receivable of $24,128 and our total assets were $545,646 which consisted of proved oil and gas assets of $415,145, equipments of $89,924 and our total liabilities were $295,832.

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

There were no material changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

There is no change in securities in the three-month period ended February 28, 2014, except as disclosed below.

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

There are no additional securities issued for the three months period ended February 28, 2014.

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

CN Resources Inc.

Date: April 14, 2014	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors