Form 10-K
period 2014-05-31
CN Resources Inc.
filed 2014-09-15
CIK 1494809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2014

Commission File Number:   333-167804

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐    NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 31, 2014: $3,000,000.

At September 15, 2014, 56,100,000 shares of the registrant’s common stock were outstanding.

PART I

ITEMS 1 BUSINESS AND PROPERTY GENERAL

CN Resources Inc. (the "Company" or "CNRR" or "we" or "us") was incorporated in Nevada of the United States of America on May 18, 2010. The Company was in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resources properties in Alberta, Canada. The Company ceased development stage in the year when its proved oil properties achieved significant and ongoing revenues.

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. The Company owns a proved developed and producing joint venture (50% W.I) light oil well in the Redwater area in Alberta, Canada..

Our principal office is located at 255 Duncan Mill Road, Suite 203, Toronto, Ontario, Canada and our telephone number is (416) 510-2991.

STRATEGY

Our strategies to create shareholder value encompass three steps:

i)
Acquire Proved Developed and Producing light oil assets with optimization potentials. We will source, identify, analyze and acquire producing light oil assets with significant optimization opportunities. Once we have acquired a producing asset we will increase production by de-bottleneck the obsticles in production by investing optimization capital.

ii)	Drill and operate low risk production wells (off-set, re-entry and recompletion) to increase oil production with measured risks;

iii)	Acquire light oil land with identified resources to develop a large resources play.

We are committed to a measured-risk optimization capital and growth strategy and focused on determining the most efficient way to create greatest value and highest returns for our shareholders.

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2014

During fiscal year 2014, the Company took important step in its strategy of creating value by successfully financed, drilled and completed a joint venture light oil well. The Company has commenced commercial oil production and has generated positive and sustainable cash flow from operations, and as a result ceased to be a development stage company.

On May 28, 2014, the Company has successfully raised $6,000,000 equity financing from insiders of the Company by issuing 30,000,000 restricted common stocks from treasury at $0.20 per common stock. At the time of the issuance of the restricted stock, the company’s common stock bid price was $0.15 per common stock on the OTC Markets.

As a result, the Company has entered into a new stage of development for fiscal year 2015 to execute its growth strategies in delivering shareholder value.

Financial Performance

Revenues For the fiscal year ended May 31, 2014, revenues totaled $252,679 compared to $nil in the prior year, the Company commenced oil production in the 3rd quarter of 2014, and there was no oil production for the year ended May 31, 2013.

Net loss and Earnings per Share . For the fiscal year ended May 31, 2014, net loss was $3,782 ($0.00 /basic share), compared to net loss of $92,510 ($(0.00)/basic share) for the prior fiscal year ended May 31, 2013.

Cash. As of May 31, 2014, the Company had $6,052,324 in cash and cash equivalents as compared to $25,468 at the end of the prior fiscal year. The increase is due to issuance of restricted common stocks in the year and commercial production of oil which generated revenue to cover operating expenses. We believe that our cash balance will permit us to determine the most efficient way to enhance shareholder value through execution of our growth strategies.

Operational Progress on Our Oil Well

In fiscal year 2014, management diligently pursued its strategy of generating sustainable revenue by drilling a producing light oil well to establish the Company and move forward steadfastly to achieve its growth strategy.

The Company was successful in completing the joint venture well and commenced production in the 3rd quarter of the year ending May 31, 2014. The well has been producing light oil on consistence basis and met management expectation.

OUTLOOK FOR FISCAL YEAR 2015

During fiscal year 2015, Management intends to execute on its strategy of acquiring light oil producing assets, optimize the assets and increase the Company’s operating revenue and reserve base. The Company is also planning to electrifying the current producing oil well, to replace the propane, and therefore, reduce operating expenses of the well. Management intends to fund the acquisition by cash on hand.

Management is evaluating several assets and is in negotiation with the vendors in price and terms. Management believes that opportunities do exist in acquiring proved developed and producing assets class which, if successfully acquired, will result in significant enhancement of our shareholders value. However, there can be no assurance, at the stage, that management will be able to complete a transaction of its intended size, quality and metrics.

RESERVES

Estimates of reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.

The below table presents a summary of our proved and probable reserves as of May 31, 2014 .

Oil
Proved developed and producing (PDP)	22,000
Proved plus Probable Producing	31,000

The Company's proved developed reserves in Canada consist of only one location at Redwater, Alberta, Canada.

Proved Undeveloped Reserves

As of May 31, 2014, we had no proved undeveloped reserves.

Probable Reserves

Estimates of probable developed and undeveloped reserves are inherently imprecise. When estimating the amount of oil and gas that is recoverable from a particular reservoir, an estimated quantity of probable reserves is an estimate that more likely than not will not achieved. Estimates of probable reserves are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.

We use deterministic methods to estimate probable reserve quantities, and when deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserves estimates also include potential incremental quantities associated with a lower percentage recovery of the hydrocarbons in place than assumed for proved reserves.

Internal Controls Over Reserve Estimates

Our internal controls over the recording of proved reserves are structured to objectively and accurately estimate our reserve quantities and values in compliance with regulations established by the SEC. The Company relies upon independent third party consulting arrangements for reserve estimation and review.

The proved reserve estimate for fiscal year ending May 31, 2014 was provided by GLJ Petroleum.

Third Party Reserve Audit

Our reserve estimates were audited by GLJ Petroleum Consultant, an independent petroleum engineering firm located in Calgary, Alberta, Canada. A copy of the summary reserve report is provided as Exhibit 99.1 to this Annual Report on Form 10-K. GLJ does not own an interest in any of our oil and gas properties and is not employed by us on a contingent basis.

Detailed information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows, and results of operations is disclosed in the supplemental information to this Annual Report on this Form 10-K.

VOLUMES AND REALIZED PRICES

The following table summarizes volumes and prices realized from the sale of oil from property in which we owned an interest during the periods stated. The table also summarizes operational costs per barrel of oil equivalent.

	Oil volume	Average realized price
For the year ended May 31, 2014	13 bbl/day	$82.50 per bbl

There was no oil production for the prior year ended at May 31, 2013.

DRILLING ACTIVITY

The Company at present has no further drilling activities, and management intends to execute its growth strategy by acquiring quality oil producing assets rather than drilling for new exploratory or development wells. The Company may start to drill development well in the future based on our risk and reward assessment.

ACREAGE

The Company at present is only have one joint venture well pumping oil and does not own any other acreage of oil and gas land. The Company intends to acquire proved-developed-and-developed light oil assets in Western Canada, if successful, will own oil and gas mineral rights on the acreage of land.

TITLES TO PROPERTY, PERMITS, AND LICENSES

CN Resources Inc. maintains interests in its oil and gas properties directly or through contractual arrangements with its Joint Venture partner, customary to the oil and gas industry and relevant to the local jurisdictions of its assets in Alberta, Canada.

MARKETING ACTIVITIES AND CUSTOMERS

Customers

The Company operates in Canada and has a sole arm’s length customer who purchased all light oil produced from the joint venture well in the fiscal year ended May 31, 2014.

CURRENT MARKET CONDITIONS AND COMPETITION

Seasonality of Business

Demand and prices for oil and gas can be impacted by seasonal factors. Increased demand for heating oil in the winter and gasoline during the summer driving season can positively impact the price of oil during those times. Unusual weather patterns can increase or dampen normal price levels. Our ability to carry out drilling activities can be adversely affected by weather conditions during winter months in Alberta, Canada. In general, the Company's working capital balances are not materially impacted by seasonal factors.

Competitive Conditions in the Business

The oil and gas industry is highly competitive. We face competition from numerous major and independent oil and gas companies, many of whom have greater technical, operational, and financial resources, or who have vertically integrated operations in areas such as pipelines and refining. Our ability to compete in this industry depends upon such factors as our ability to identify and economically acquire prospective oil and gas properties; the geological, geophysical, and engineering capabilities of management; the financial strength and resources of the Company; and our ability to secure drilling rigs and other oil field services in a timely and cost-effective manner.

The oil and gas industry itself faces competition from alternative fuel sources, which include other fossil fuels, such as coal and renewable energy sources.

EMPLOYEES AND OFFICE SPACE

As of May 31, 2014, the Company had no full time employee. All work are completed through subcontracts. We use office space provided by our President and CEO and on rent free and month-to-month basis.

GOVERNMENT REGULATIONS

Our business is extensively regulated by numerous federal, provincial and local laws and governmental regulations in the United States and in Canada. These laws and regulations may be changed from time to time in response to economic or political conditions, or other developments, and our regulatory burden may increase in the future. Laws and regulations have the potential of increasing our cost of doing business and, consequently, could affect our results of operations.

ITEM 1A: RISK FACTORS

In addition to the other information included in this report, the following risk factors should be carefully considered when evaluating an investment in us. These risk factors and other uncertainties may cause our actual future results or performance to differ materially from any future results or performance expressed or implied in the forward-looking statements contained in this report and in other public statements we make. In addition, because of these risks and uncertainties, as well as other variables affecting our operating results, our past financial performance is not necessarily indicative of future performance.

RISKS RELATING TO OUR BUSINESS

Our growth strategy may not be successful.

Our strategy as described may not be successful because our strategy is not unique. For our strategies to be successful, we will need financing and available and reasonable acquision opportunities. Even the opportunity is there, competition for quality assets may increase the acquisition cost to a level that we may not be intested to acquir the assets.

We currently only have one joint venture producing well in Alberta, Canada, making us vulnerable to ricks associated with high concentration and single asset.

Because our current revenue-producing operation is only one joint venture well and is geographically concentrated in the Redwater area in Alberta, Canada, the success and profitability of our operations are disproportionally exposed to risks associated with such high concentration and single asset operation. If the joint venture well stopped production, we will have no revenue to cover expenses.

Our acquisitions of or investments in new oil and gas properties or other assets may not be worth what we paid due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.

Successful property or other acquisitions or investments require an assessment of a number of factors sometimes beyond our control. These factors include exploration potential, future crude oil and natural gas prices, operating costs, and potential environmental and other liabilities. These assessments are not precise, and their accuracy is inherently uncertain.

In connection with our acquisitions or investments, we typically perform a customary review of the properties that will not necessarily reveal all existing or potential problems. In addition, our review may not allow us to fully assess the potential deficiencies of the properties. We do not inspect every well, and even when we inspect a well we may not discover structural, subsurface, or environmental problems that may exist or arise. We may not be entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests or otherwise invest in properties on an "as is" basis with limited remedies for breaches of representations and warranties.

In addition, significant acquisitions can change the nature of our operations and business if the acquired properties have substantially different operating and geological characteristics or are in different geographic locations than our existing properties. To the extent acquired properties are substantially different than our existing properties, our ability to efficiently realize the expected economic benefits of such acquisitions may be limited.

Integrating acquired properties and businesses involves a number of other special risks, including the risk that management may be distracted from normal business concerns by the need to integrate operations and systems as well as retain and assimilate additional employees. Therefore, we may not be able to realize all of the anticipated benefits of our acquisitions.

These factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Consideration paid for any future acquisitions or investments could include our stock or require that we incur additional debt and contingent liabilities. As a result, future acquisitions or investments could cause dilution of existing equity interests and earnings per share.

Exploration and development drilling may not result in commercially producible reserves.

Crude oil and natural gas drilling and production activities are subject to numerous risks, including the risk that no commercially producible crude oil or natural gas will be found. The cost of drilling and completing wells is often uncertain, and crude oil or natural gas drilling and production activities may be shortened, delayed, or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

•	unexpected drilling conditions;

•	title problems;

•	disputes with owners or holders of surface interests on or near areas where we intend to drill;

•	pressure or geologic irregularities in formations;

•	engineering and construction delays;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with environmental and other governmental requirements; and

•	shortages or delays in the availability of or increases in the cost of drilling rigs and crews, equipment, pipe, water, and other supplies.

The prevailing prices for crude oil and natural gas affect the cost of and demand for, drilling rigs, completion and production equipment, and other related services. However, changes in costs may not occur simultaneously with corresponding changes in commodity prices. The availability of drilling rigs can vary significantly from region to region at any particular time. Although land drilling rigs can be moved from one region to another in response to changes in levels of demand, an undersupply of rigs in any region may result in drilling delays and higher drilling costs for the rigs that are available in that region. In addition, the recent economic and financial downturn has adversely affected the financial condition of some drilling contractors, which may constrain the availability of drilling services in some areas.

The wells we drill may not be productive and we may not recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well if crude oil or natural gas is present, or whether it can be produced economically. The cost of drilling, completing, and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Drilling activities can result in dry holes or wells that are productive but do not produce sufficient net revenues after operating and other costs to cover initial drilling and completion costs.

The loss of key personnel could adversely affect our ability to operate.

We depend, and will continue to depend in the foreseeable future, on the services of our executive management team. The ability to retain officers is important to our success and growth. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our business. Our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, landman, and other professionals. Competition for many of these professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel and professionals, our ability to compete could be harmed.

There are risks inherent in foreign operations, such as adverse changes in currency values and foreign regulations relating to our business operations.

Our well and operations are located outside the US and are subject to certain risks related to the indirect ownership and development of foreign properties, including adverse changes in currency values, foreign taxes, US taxes on the repatriation of funds to the US, and other laws and regulations, any of which may have a material adverse effect on our properties, financial condition, results of operations, or cash flows.

We have limited management and staff and will be dependent upon contract arrangements.

We have no full time employee as of May 31, 2014. We expect that we will continue to require the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, and tax services. We also plan to pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation, and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

•	the possibility that such third parties may not be available to us as and when needed; and

•	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations may be materially adversely affected.

Oil and natural gas prices are volatile. A decline in prices could adversely affect our financial condition, results of operations, cash flows, access to capital, and ability to grow.

Our revenues, results of operations, future rate of growth, and the carrying value of our oil and gas properties depend heavily on the prices we receive for the crude oil and natural gas we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The markets for crude oil and natural gas have historically been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

•	worldwide and domestic supplies of oil and gas, and the productive capacity of the oil and gas industry as a whole;

•	changes in the supply and the level of consumer demand for such fuels;

•	overall global and domestic economic conditions;

•	political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;

•	the extent of US and Canadian domestic oil and gas production and the consumption and importation of such fuels and substitute fuels in US and Canada and other relevant markets;

•	the availability and capacity of gathering, transportation, processing, and/or refining facilities in regional or localized areas that may affect the realized price for crude oil or natural gas;

•	the price and level of foreign imports of crude oil, refined petroleum products, and liquefied natural gas;

•	weather conditions, including effects of weather conditions on prices and supplies in worldwide energy markets;

•	technological advances affecting energy consumption and conservation;

•	the ability of the members of the Organization of Petroleum Exporting Countries and other exporting countries to agree to and maintain crude oil prices and production controls;

•	the competitive position of each such fuel as a source of energy as compared to other energy sources;

•	strengthening and weakening of the US dollar relative to other currencies; and

•	the effect of governmental regulations and taxes on the production, transportation, and sale of oil, natural gas, and other fuels.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty, but in general we expect oil and gas prices to continue to fluctuate significantly.

Sustained declines in oil and gas prices would not only reduce our revenues but also could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows, and reserves. Further, oil and gas prices do not necessarily move in tandem. Prices for sales of our oil production are primarily affected by global oil prices, and the volatility of those prices will affect future oil revenues.

Competition in the oil and natural gas industry is intense, and many of our competitors have greater financial, technical, and other resources than we do.

We face intense competition from major oil and gas companies and independent oil and gas exploration and production companies who seek oil and gas investments throughout the world, as well as the equipment, expertise, labor, and materials required to explore, develop, and operate crude oil and natural gas properties. Many of our competitors have financial, technical, and other resources vastly exceeding those available to us, and many crude oil and natural gas properties are sold in a competitive bidding process in which our competitors may be able and willing to pay more for development prospects and productive properties, or in which our competitors have technological information or expertise that is not available to us to evaluate and successfully bid for the properties. In addition, shortages of equipment, labor, or materials as a result of intense competition may result in increased costs or the inability to obtain those resources as needed. We may not be successful in acquiring, exploring, and developing profitable properties in the face of this competition.

We also compete for human resources. The need for talented people across all disciplines in the industry has grown, while the number of talented people available has not grown at the same pace, and in many cases, is declining due to the demographics of the industry.

Our operations are subject to complex laws and regulations, including environmental regulations that result in substantial costs and other risks.

Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may become more stringent and, as a result, may affect, among other things, the pricing or marketing of crude oil and natural gas production. Noncompliance with statutes and regulations and more vigorous enforcement of such statutes and regulations by regulatory agencies may lead to substantial administrative, civil, and criminal penalties, including the assessment of natural resource damages, the imposition of significant investigatory and remedial obligations, and may also result in the suspension or termination of our operations. The overall regulatory burden on the industry increases the cost to place, design, drill, complete, install, operate, and abandon wells and related facilities and, in turn, decreases profitability.

Governmental authorities regulate various aspects of drilling for and the production of crude oil and natural gas, including the permit and bonding requirements of drilling wells, the spacing of wells, the unitization or pooling of interests in crude oil and natural gas properties, rights-of-way and easements, environmental matters, occupational health and safety, the sharing of markets, production limitations, plugging, abandonment, and restoration standards, and oil and gas operations. Public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain projects. Under certain circumstances, regulatory authorities may deny a proposed permit or right-of-way grant or impose conditions of approval to mitigate potential environmental impacts, which could, in either case, negatively affect our ability to explore or develop certain properties. Governmental authorities also may require any of our ongoing or planned operations on their leases or licenses to be delayed, suspended, or terminated. Any such delay, suspension, or termination could have a material adverse effect on our operations.

Our operations are also subject to complex and constantly changing environmental laws and regulations adopted by federal, state, tribal, and local governmental authorities in jurisdictions where we are engaged in exploration or production operations. New laws or regulations, or changes to current requirements, could result in material costs or claims with respect to properties we own or have owned. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between various regulatory agencies. Under existing or future environmental laws and regulations, we could incur significant liability, including joint and several liability or strict liability under federal, state, and tribal environmental laws for noise emissions and for discharges of crude oil, natural gas, and associated liquids or other pollutants into the air, soil, surface water, or groundwater. We could be required to spend substantial amounts on investigations, litigation, and remediation for these discharges and other compliance issues. Any unpermitted release of petroleum or other pollutants from our operations could result not only in cleanup costs but also natural resources, real or personal property, and other compensatory damages and civil and criminal liability. Existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced, or altered in the future, may have a material adverse effect on us.

Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for crude oil and natural gas.

Due to concerns about the risks of global warming and climate change, a number of various national and regional legislative and regulatory initiatives to limit greenhouse gas emissions are currently in various stages of discussion or implementation. For example, the US Environmental Protection Agency has been adopting and implementing various rules regulating greenhouse gas emissions under the US Clean Air Act, the US Congress has from time to time considered other legislative initiatives to reduce emissions of greenhouse gases, and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

Legislative and regulatory programs to reduce emissions of greenhouse gases could require us to incur substantially increased capital, operating, maintenance, and compliance costs, such as costs to purchase and operate emissions control systems, costs to acquire emissions allowances, and costs to comply with new regulatory or reporting requirements. Any such legislative or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislative and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, there has been public discussion that climate change may be associated with more extreme weather conditions, such as increased frequency and severity of storms, droughts, and floods. Extreme weather conditions can interfere with our development and production activities, increase our costs of operations or reduce the efficiency of our operations, and potentially increase costs for insurance coverage in the aftermath of such conditions. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies, or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses, or costs that may result from potential physical effects of climate change.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.

This report contains estimates of our proved and probable reserves and the estimated future net revenues from our proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, and economic data for each reservoir. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves will most likely vary from these estimates. Any significant variation of any nature could materially affect the estimated quantities and present value of our proved reserves, and the actual quantities and present value may be significantly less than we have previously estimated. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices, costs to develop and operate properties, and other factors, many of which are beyond our control. Our properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties. Probable reserves are less certain to be recovered than proved reserves.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on the average, first-day-of-the-month price during the 12-month period preceding the measurement date, in accordance with SEC rules. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

•	actual prices we receive for oil and natural gas;

•	actual costs of development and production expenditures;

•	the amount and timing of actual production;

•	supply of and demand for oil and natural gas; and

•	changes in governmental regulations or taxation, including severance and excise taxes.

The timing of production from oil and natural gas properties and of related expenses affects the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor required by the SEC to be used to calculate discounted future net cash flows for reporting purposes may not be the most appropriate discount factor in view of actual interest rates, costs of capital, and other risks to which our business or the oil and natural gas industry in general are subject.

SEC rules could limit our ability to book additional proved undeveloped reserves in the future.

SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement may limit our ability to book additional proved undeveloped reserves as we pursue drilling programs on our undeveloped properties in the future. In addition, we may be required to write down our proved undeveloped reserves if we do not drill the scheduled wells within the required five-year timeframe in the future.

Substantial capital is required for our business.

Our exploration, development, and acquisition activities require substantial capital expenditures. Our cash flows from operations are not sufficient to fund our planned capital expenditures, we may need to raise additional capital through debt, equity, or other financings. Debt or equity financing may not always be available to us in sufficient amounts or on acceptable terms.

If we are not able to replace reserves, we will not be able to sustain production.

Our future success depends largely upon our ability to find, develop, or acquire additional oil and gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful exploration, development, or acquisition activities, our reserves will decline over time. Recovery of any additional reserves will require significant capital expenditures and successful drilling operations. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

Future price declines may result in write-downs of our asset carrying values.

We follow the successful efforts method of accounting for our oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed.

The capitalized costs of our oil and natural gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net revenues, we generally must write down the costs of each depletion pool to the estimated discounted future net cash flows of that depletion pool. A significant decline in oil or natural gas prices from current levels, or other factors, could cause a future impairment write-down of capitalized costs and a non-cash charge against future earnings. Once incurred, a write-down of oil and natural gas properties cannot be reversed at a later date, even if oil or natural gas prices increase.

Oil and gas drilling and producing operations are hazardous and expose us to environmental liabilities.

Oil and gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine, or well fluids, and other environmental hazards and risks. Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings, and separated cables. If any of these risks occur, we could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to, or destruction of, property, natural resources, and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and penalties; and

•	suspension of operations.

Our liability for environmental hazards may include those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. We will maintain insurance against some, but not all, of the risks described above. Our insurance may not be adequate to cover casualty losses or liabilities, and in the future we may not be able to obtain insurance at premium levels that justify its purchase.

Weakness in economic conditions or uncertainty in financial markets may have material adverse impacts on our business.

US, Canadian and global economies and financial systems have recently experienced turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse, or sale of financial institutions, increased levels of unemployment, and an unprecedented level of government intervention. Although some economies appear to have stabilized and begun to recover, the extent and timing of recovery, and whether it can be sustained, are uncertain. Continued weakness in the US, Canadian or other large economies could materially adversely affect our business, financial condition, results of operations, and cash flows.

In addition, our oil properties are operated by our joint venture partner that we depend on for timely performance of contractual obligations and, for distribution to us of our proportionate share of revenues from sales of oil production. If weak economic conditions adversely impact our operator, we are exposed to the risk that revenue disbursements to us could be delayed.

We have limited control over the activities on property we do not operate.

The joint venture oil well in which we have an ownership interest of 50% are operated by our joint venture partner. As a result, we have limited ability to exercise influence over, and control the risks associated with, the development and operation of those properties. The timing and success of drilling and development activities on those properties depend on a number of factors outside of our control, including the operator's:

•	determination of the nature and timing of drilling and operational activities;

•	determination of the timing and amount of capital expenditures;

•	expertise and financial resources;

•	approval of other participants in drilling wells; and

•	selection of suitable technology.

The failure of an operator of our properties to adequately perform development and operational activities, an operator's breach of the applicable agreements, or an operator's failure to act in ways that are in our best interests could reduce our production, revenues, and reserves, and have a material adverse effect on our financial condition, results of operations, and cash flows.

Currency exchange rate fluctuations may negatively affect our operating results.

The exchange rates between the Canadian dollar and the US dollar have changed in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenues will be denominated in Canadian dollars in the future. However, the US dollar has strengthened against the Canadian dollar, which has had, and may continue to have, a negative impact on our revenues generated in the Canadian dollar, as well as our operating income and net income. Any appreciation of the US dollar against the Canadian dollar is likely to have a negative impact on our revenue, operating income, and net income.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may fluctuate significantly, which may result in losses for investors.

During the past several years, the stock markets in general and for oil and gas exploration and production companies in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating results and asset values of the underlying companies. In addition, due to relatively low trading volumes for our common stock, the market price for our common stock may fluctuate significantly more than the markets as a whole. The market price of our common stock could fluctuate widely in response to a variety of factors, including factors beyond our control. These factors include:

•	changes in crude oil or natural gas commodity prices;

•	our quarterly or annual operating results;

•	any investment recommendations by securities analysts following our business or our industry;

•	additions or departures of key personnel;

•	changes in the business, earnings estimates, or market perceptions of comparable companies;

•	changes in industry, general market, or regional or global economic conditions; and

•	announcements of legislative or regulatory changes affecting our business or our industry.

Fluctuations in the market price of our common stock may be significant, and may result in declines in the market price and losses for investors.

We may establish a stock option plan in the future and issue a significant number of shares of common stock under the stock options, and common stockholders may be adversely affected by the issuance and sale of those shares.

As of May 31, 2014 we do not have a stock option plan. However, in the future we may establish a Stock Option Plan to align key management interest with that of our common stockholders. Sales of the shares under the stcok option plan, if established, could adversely affect the market price of our common stock, even if our business is doing well.

Our common stock is illiquid, its liquidity and value could be reduced.

Our common stocks are quoted for trading on the OTCQB, however, our stock is very thinly traded. The value of the of our common stocks may be significantly adversely affected.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our common stockholders.

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and any other factors that our board determines to be relevant. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our common stockholders.

Our largest stockholder beneficially owns a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.

Shanghai Yuankai Group Co., Ltd. owns 39,000,000 shares of our common stocks. The concentration of ownership and voting power with Shanghai Yuankai makes it difficult for any other holder or group of holders of our common stock to be able to affect the way we are managed or the direction of our business. The interests of Shanghai Yuankai with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This continued concentration of ownership will make it difficult for another company to acquire us and for stockholders to receive any related takeover premium unless Shanghai Yuankai approves the acquisition.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 3: LEGAL PROCEEDINGS

As of the filing date of this report, there are no pending legal proceedings against the Company.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PRINCIPAL MARKET

Our common stock is traded on OTCQB under the symbol CNRR. The below table presents the quarterly high and low intraday prices during the periods indicated.

Quarter ended	High	Low
May 31, 2014	$0.40	$0.16
February 28, 2014	$0.40	$0.16
November 28, 2013	$0.40	$0.16

Our stocks are very thinly traded and did not change over time in the past year.

HOLDERS

As of May 31, 2014, the number of record holders of our common stock was approximately 45.

FREQUENCY AND AMOUNT OF DIVIDENDS

The Company has not paid any dividend on common stock in the past. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not purchase its own common stocks in the past for cancellation or placed into inventory.

ITEM 6: SELECTED FINANCIAL DATA

The Company is a smaller reporting company, as defined by 17 CFR § 229.10(f)(1), and therefore is not required to provide the information otherwise required by this Item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

The following discussion and analysis presents management's perspective of our business, financial condition, and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition, and outlook for the future, and should be read in conjunction with Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Forward looking statements are not guarantees of future performance, and our actual results may differ significantly from the results expressed or implied in the forward looking statements. See "Forward Looking Statements" at the end of this section. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A: Risk Factors of this Form 10-K. We assume no obligation to revise or update any forward looking statements for any reason, except as required by law.

OVERVIEW OF THE COMPANY

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. Our operations are conducted through a 100% wholly owned Ontario Corporation (also named CN Resources Inc.) which owns a producing joint venture oil well in the Redwater area in Alberta, Canada.

The Company’s immediate core strategy is to create and enhance shareholder value by acquiring proved developed and producing light oil assets, optimize the producing assets to increase production and fully develop the assets potential for reserves. Management believes that this is the best approach to create shareholder value based on risk and rewards analysis.

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2014

During fiscal year ended May 31, 2014, the Company took important steps in its strategy of creating a sustainable revenue from operations to cement the foundation upon which to build a solid oil development company. The Company drilled, completed, equipped the joint venture well (w.i.50%) and commenced commercial production of crude oil in the year. The well is located in the Redwater area in Alberta, Canada and has been producing steadily and as expected with over 30 bbls per day at present date.

On May 28, 2014, the Company successfully raised $6,000,000 equity financing by issuing 30,000,000 restricted common stocks to Shanghai Yuankai Group Co., Ltd. (the controlling shareholder of the Company) and to insider of the Company. The issue price was $0.20 per restricted common share with no warrant attached, and at the time of issuance of the restricted common stocks, the bid price for the free trading common stocks on the OTCQB market was $0.15 per common share. The financing price per common stock was completed at a premium of 33.33% to the insiders. Management believes that significant shareholder value could be built as the Company move forward in executing its growth strategies.

The equity financing enables the Company to source and potentially acquire proved-developed-and-producing light oil assets in Alberta, Canada. Management is currently actively evaluate several assets, however, there can be no assurance such acquisition will be successful or in favourable terms to the Company.

SUMMARY RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2014

For the year ended May 31, 2014, revenues totaled $252,679 compared to $nil in the prior year. Operating loss was $3,782 compared to operating loss of $92,510 in the prior year. The changes are due to the fact that the Company commenced commercial operation in the 3rd quarter of 2014, no oil production in fiscal year ended May 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our activities from loans and our existing cash balance. The Company has limited capital expenditure obligations pertaining to its current operations, which allow for significant flexibility in the use of its capital resources to grow the Company. Based on our existing cash position, the Company believes, for the fiscal year 2015, it has sufficient financial resources to fund its ongoing operations and to finance its core project acquisition in accordance with our growth strategies.

Uses of Funds

Capital Expenditures Plans. The Company does not face significant mandatory capital expenditure requirements to maintain its operation. The current well is pumping oil and has adequate reserves to sustain multi-year production.

The Company’s capital expenditure is discretionary for 2015 fiscal year. Management will only commit significant capital expenditure when the right acquisition opportunity can be captured. The acquisition must be for proved-developed-producing light oil assets with excellent cash flow, the assets must be adequate and capable to produce oil in the future years.

The Company may also drill production oil well should the right opportunity arise. However, the Company will keep the exposure to a tolerable level and always with the measured risk approach in its growth through drill bits.

Sources of Funds

Cash and Cash Equivalents. As at May 31, 2014, the Company had approximately $6.1 million of cash and cash equivalents compared to $25,468 as of May 31, 2013. As of May 31, 2014, approximately $6 million of the Company's cash and cash equivalents were deposit held in a Canadian bank in Canada, $61,332 was trade accounts receivable from our Joint Venture partner for oil sale. We normally receive full payment in arrear when joint venture billing is completed. We have no reason to believe there would be any bad debt.

The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

Other Sources of Financing. In addition to its existing liquid capital resources the Company has various alternatives to fund the development of its assets. These alternatives could potentially include a reserve-based loan facility, a project finance loan facility, mezzanine financing from a bank and the alternative investment markets, equity issuances or secondary offering, and potential shareholder loan from the Company’s controlling shareholder. However, there can be no guarantee that such financing opportunities will be available at the time of need or at reasonable cost to the Company.

Cash Flows

The following table presents the Company's cash flow information for the fiscal years ended:

	May 31
Cash (used in) provided by:	2014	2013
Operating activities	$(12,875)	$81,647)
Investing activities	(89,043)	-
Financing activities	6,128,774	19,596
Net (decrease) increase in cash and cash equivalents	6,026,856	$(62,051)

Cash used in operating activities during the year ended May 31, 2014 was $12,875, compared to cash used of $81,647 in 2013. The decrease in cash used in operating activities primarily resulted from the revenue producing well commenced production in the 3rd quarter in 2014 fiscal year.

Cash used in investing activities during the year ended May 31, 2014 was $89,043, compared to cash used in investing activities of $nil in 2013 fiscal year. The increase was primarily due to the investment in equipment in the producing oil well.

Cash provided by financing activities during the year ended May 31, 2014 was $6,128,774 compared to $19,596 in 2013. The increase in cash provided by financing activities primarily resulted from proceeds from the issuance of restricted common stocks in the in year for $6,000,000 from insiders of company. It is worth point out that the issue price for the restricted common stocks was $0.20 per common stock and at the time the bid price on the OTCQB market was $0.15 per common stock for the company’s free trading share. The issuance was a significant premium in favour of the company and shareholders.

COMPARISON OF FINANCIAL RESULTS AND TRENDS BETWEEN FISCAL 2014 AND 2013

Oil  Sales Volumes

The following table presents oil sales volumes for the fiscal years ended:

	May 31,
	2014	2013	Difference	Percent change
Net sales:
Oil (Mbbls)	3	0	(3)	n/a

Sales volumes for the year ended May 31, 2014, totaled 3 Mboe, compared to nil Mboe sold in the prior year period.

Oil and Gas Prices

The following table presents the average realized oil and gas prices for the fiscal years ended:

	May 31,
	2014	2013	Difference	Percent change
Average realized price
Company (USD/bbl)	$82.07	n/a	n/a	n/a

Price per bbl is converted into the USD based on average exchange rate in the year for CAD to USD as per Bank of Canada published exchange rate.

Revenues

Revenues for the year ended May 31, 2014 totaled $252,679, compared to $nil in the prior year period, the increase is due to the Company commended production of its joint venture well in 2014 fiscal year.

Operating and Other Expenses

The following table presents selected operating expenses for the fiscal years ended:

	May 31,
	2014	2013	Difference	Percent change
Selected operating expenses:
Depletion, depreciation, amortization, and accretion	$63,475	$-	$63,475	100%
General and administrative	$39,136	$50,602	$(11,466)	(22.66)%

Selected operating expenses: ($/bbl):
Depletion, depreciation, amortization, and accretion	$21	$-	$21	100%
General and administrative	$114	$-	$114	100%

Depletion, Depreciation, Amortization, and Accretion. The following table presents depletion, depreciation, amortization for the fiscal years ended:

	May 31,
	2014	2013	Difference	Percent change
Depletion	63,125	-	63,125	100%
Total	$63,125	$-	$63,125	100%

General and Administrative Expenses. The following table presents general and administrative expenses for the fiscal years ended:

	May 31,
	2014	2013	Difference	Percent change
	(In thousands)
General and administrative	$39,136	$50,602	$(11,466)	(23)%
Total	$39,136	$50,602	$(11,466)	(23)%

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not use off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make certain assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may differ from these estimates and assumptions used in preparation of our financial statements.

Oil and Gas Properties

Successful Efforts Accounting. We account for our oil operations using the successful efforts method of accounting. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether proved reserves have been discovered. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within the statement of cash flows and reported as capital expenditures under investing activities when initially incurred. The costs of development wells are capitalized whether those wells are successful or unsuccessful. The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory, which classification will ultimately determine the proper accounting treatment of the costs incurred.

Oil and Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and the assessment of impairment. As a result, adjustments to depletion and evaluation of impairment are made concurrently with changes to reserves estimates. Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the "FASB"). Our independent third party engineering firms adhere to the same guidelines when auditing our reserve reports. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the reserves estimates. Estimates prepared by others may be higher or lower than our estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. As a result, material revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserves estimates represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in our financial statements.

Depreciation, Depletion, and Amortization. The provision for depletion of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method and is dependent upon our estimates of total proved and proved developed reserves, which estimates incorporate various assumptions regarding future development and abandonment costs as well as our level of capital spending. If the estimates of total proved or proved developed reserves decline, the rate at which we record depreciation, depletion and amortization ("DD&A") expense increases, which in turn, increases DD&A expense. This decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates with a high level of precision as such quantities are dependent on the success of our exploitation and development program, as well as future economic conditions.

Impairment of Oil and Gas Properties. Oil and gas properties are assessed quarterly, or more frequently as economic events dictate, for potential impairment. Any impairment loss is the difference between the carrying value of the asset and its fair value. We estimate the fair value using expected future cash flows of our oil and gas properties and compare these undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the cost of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. Different pricing assumptions or discount rates could result in a different calculated impairment.

Asset Retirement Obligation. Our asset retirement obligations ("AROs") consist primarily of estimated future costs associated with the plugging and abandonment of oil and gas properties. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions, and judgments regarding such factors as costs to satisfy plugging and abandonment and other obligations, future advances in technology, timing of settlements, the credit-adjusted risk-free rate, and inflation rates. In periods subsequent to the initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact operating results as accretion expense. The related capitalized cost, net of estimated salvage values, including revisions thereto, is charged to expense through DD&A over the life of the oil and gas property.

Revenue Recognition

We record revenues from the sale of oil and gas in the month in which the delivery to the purchaser occurred and title transferred. We receive payment one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received. Historically, any differences have been insignificant.

Stock Based Compensation

We have not established a stock based Compensation arrangement with our officers and directors of the Company or anyone else. However, we may establish such a system in the future.

If we establish such a system, we will recognize compensation expense for all share-based payment awards made to employees and directors. Stock based compensation expense will be measured at the grant date based on the fair value of the award. Judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies. The Black-Scholes-Merton pricing model is used to value time based and performance based awards that do not contain performance or market conditions which impact the valuation of the award. This pricing model uses assumptions regarding expected volatility of our common stock, the risk-free interest rates, expected term of the awards, and other valuation inputs, which are subject to change. Any such changes could result in different valuations and thus impact the amount of stock based compensation expense recognized.

Costs related to time based stock options are recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance based options are recognized over the performance period when the achievement of the performance conditions is considered probable. Management re-assesses whether satisfaction of performance conditions are probable at the end of each reporting period. As of May 31, 2014, there were no performance based options outstanding.

Income Taxes and Uncertain Tax Positions

We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of our deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions.

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Previously recognized uncertain tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There are no uncertain tax positions that would meet the more-likely-than-not recognition threshold for the fiscal year ended May 31, 2014.

Foreign Currencies and Foreign Currency Adjustment of Intercompany Loans

When foreign currency transactions are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders' equity as accumulated other comprehensive (loss) income. However, when transactions are deemed to be of a short term nature, translation adjustments are required to be included in the statement of operations.

Accounting for Business Combinations

The Company intends to pursue acquisitions as opportunities arise in order to grow our business. We will account for all of our business combinations in accordance with guidelines established by the Financial Accounting Standards Board, using the acquisition method of accounting, which involves the use of significant judgment.

In estimating the fair values of assets acquired and liabilities assumed in a business combination, we make various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. We estimate future prices to apply to the estimated reserves quantities acquired, and estimate future operating and development costs, to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows are discounted using a market based weighted average cost of capital rate, adjusted for risk, determined to be appropriate at the time of the acquisition.

The calculation of the contingent consideration payable is a significant management estimate and is calculated using production projections and the estimated timing of production payouts. The Company also utilized a discount which is consistent with the the Company’s credit adjusted incremental borrowing rate.

MANAGEMENT ANALYSIS OF CERTAIN MARKET RISK ISSUES

The Company's exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Canadian dollar and the US dollar have changed in recent periods and may fluctuate substantially in the future. Any appreciation of the US dollar against the Canadian dollar is likely to have a negative impact on our revenue, operating income, and net income.

At May 31, 2014, the carrying value of cash and cash equivalents was approximately $6.05 million , which approximates the fair value.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company, as defined by 17 CFR § 229.10(f)(1), and therefore is not required to provide the information otherwise required by this Item.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CN RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CN Resources, Inc.
Toronto, Canada

We have audited the accompanying balance sheets of CN Resources, Inc., (the “Company”) as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
September 15, 2014

CN RESOURCES INC.
Balance Sheets

	May 31, 2014	May 31, 2013
Assets

Current assets
Cash and cash equivalents	$6,052,324	$25,468
Accounts receivable	61,332	-
Other receivable	4,296	288
Total current assets	$6,117,952	25,756

Oil and gas properties (successful efforts), net	$451,043	$419,515

Total assets	$6,568,995	$445,271

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$5,952	$13,180
Due to director	319,492	190,718
Total current liabilities	325,444	203,898

Asset retirement obligation	5,960	-

Total liabilities	331,404	203,898

Stockholders' equity
Common stock, 100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	261
Preferred stock, 100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	514,939
Accumulated deficit during the development stage	(277,609)	(273,827)
Total stockholders' equity	6,237,591	241,373

Total liabilities and stockholders' equity	$6,568,995	$445,271

The accompanying notes are an integral part of these audited  financial statements.

CN RESOURCES INC.
Statements of Operations

	For the year	For the year
	ended	ended
	May 31, 2014	May 31, 2013

Revenue
Oil production	$252,679	$-

Cost of sales
Royalties	49,414	-
Cost of production	52,011	-
	$101,425	$-

Gross profit	$151,254	$-

Operating expenses
Advertising	$-	$10,030
Bank service charge	358	6
Depreciation, depletion and accretion	63,475
Management fee	24,000	24,000
Professional fees	15,778	13,953
Regulatory filing	12,289	-
Bad debt expenses	-	11,970
General and administrative expenses	39,136	50,602
Total operating expenses	$155,036	$110,561

Interest income	-	18,051

Net (loss)	$(3,782)	$(92,510)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,346,575	26,100,000

The accompanying notes are an integral part of these audited  financial statements.

CN Resources, Inc
Statement of Changes in Stockholders' Equity (Deficit)
For the years ended May 31, 2013 and May 31, 2014

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at May 31, 2012	26,100,000	$261	$514,939	$(181,317)	$333,883

Net loss for the year	-	-	-	(92,510)	(92,510)

Balance at May 31, 2013	26,100,000	261	514,939	(273,827)	241,373

Common shares issued for cash	30,000,000	300	5,999,700		6,000,000

Net loss	-	-	-	(3,782)	(3,782)

Balance at May 31, 2014	56,100,000	$561	$6,514,639	$(277,609)	$6,237,591

The accompanying notes are an integral part of these audited  financial statements.

CN RESOURCES INC.
Statements of Cash Flows
(Audited)

	For the year	For the year
	ended	ended
	May 31, 2014	May 31, 2013
Cash Flows From Operating Activities
Net (Loss) for the period	$(3,782)	$(92,510)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	63,475	-
Bad debt expense		11,970.00
Changes in operating assets and liabilities
Accounts receivable	(65,340)	-
Other receivable	-	(9,161)
Accounts payable	(7,228)	8,056
Net cash used in operating activities	(12,875)	(81,645)

Cash Flow From Investing Activities
Investment in oil & gas properties	(89,043)	-

Cash Flows from Financing Activities
Proceeds from director advances	128,774	84,094
Payments to director for advances	-	(64,500)
Proceeds from common stock sold	6,000,000	-
Net cash provided by financing activities	6,128,774	19,594

Net increase (decrease) in cash and cash equivalents	6,026,856	(62,051)
Cash and cash equivalents, beginning of the period	25,468	87,519
Cash and cash equivalents, end of the period	$6,052,324	$25,468

Non cash transactions:
Asset retirement liability incurred	5,610	-

The accompanying notes are an integral part of these audited financial statements.

CN RESOURCES INC.
Notes to the Financial Statements
May 31, 2014

1. ORGANIZATION BUSINESS OPERATIONS AND GOING CONCERN

CN RESOURCES INC. (“the Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company was in the development stage as defined under the Financial Accounting Standards Board codification 915 “Development Stage Entities” and it intends to identify, acquire, explore and develop natural resources properties in Alberta, Canada. The Company ceased development stage this past quarter when its proved oil & gas properties achieved significant and ongoing revenues.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumption that affect the amounts reported in the financial statements.  We regularly evaluate estimates and judgements based on historical experiences and other relevant facts and circumstance.  Actual results could differ from those estimates.

Allowance for doubtful accounts

The Company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers.  As of May 31, 2014, no allowance for doubtful accounts was recorded.

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

At May 31, 2013, the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. Interest and penalties related to income tax matters are recognized in income tax expenses. As of May 31, 2014 there is no accrued interest related to uncertain tax positions.

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

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Depletion expense for the period ended May31, 2014 was $63,125.

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

When circumstances indicate that an asset may be impaired, CN Resources compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on CN Resources’ estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. During the year ended May 31, 2014, CN Resources recorded impairment expense of $0.

Asset Retirement Obligation

The company follows ASC 410 of the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred.  This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived-asset.  Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

3. BASIS OF PRESENTATION

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the year ended May 31, 2014 have been reflected herein.

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

5.  COMMITMENTS

On March 1, 2013, the Company entered into an agreement with RedWater Energy Corporation (see note 4).  The Company agreed to loan RedWater Energy Corporation the other 50% of the drilling cost in the form of a note. The loan will bear interest at 10% per annum payable quarterly, is redeemable at any time without penalty, and shall be secured by a general security agreement of RedWater Energy Corporation in favour of the Company. The Company will receive an additional 10% working interest of the property until the loan is repaid in full. As of February 28, 2014, the Company has made arrangement with a related party and funded this note.

As at May 31, 2014, the Company has no further commitment to the joint venture partner.

6.  DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis.  As of May 31, 2014, the total amount advanced and unpaid is $319,492 including $91,837 the director paid for the equipment of the joint venture well.

The Company is currently using the office space from its President and CEO and on rent free basis.

7.  ISSUANCE OF COMMON STOCK

On May 28, 2014, the Company sold 25,000,000 and 5,000,000 common shares to its controlling shareholder and insiders respectively at a price of $0.20 per share.

8.  STOCK BASED COMPENSATION

The Company, at present has not established a stock compensation plan for its executives and board of directors. The Company is evaluating the situation and may establish such a plan in the future.

9.  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs Related to Oil and Gas Producing Activities

May 31,
2014
Proved properties	514,000
Accumulated depreciation, depletion, amortization and valuation allowance	(63,000)
Net capitalized cost	451,000

Estimated Quantities of Proved Oil and Gas Reserves

Oil in
Barrels
Balance at May 31, 2013	-
Extensions and discoveries	25,000
Production	(3,000)
Balance at May 31, 2014	22,000

Present Value of Estimated Future Net Revenues

May 31,
2014
Estimated Future Revenue	1,485,000
Estimated future expenditures	(369,000)
Estimated future net revenue	1,116,000
10% annual discount of estimated future net revenue	(270,000)
Present value of estimated future net revenue	846,000

Summary of Changes in Present Value of Estimated Future Net Revenue

May 31,
2014
Present value of estimated future net revenue, beginning of year	-
Sales, net of production costs	(151,000)
Net change in prices and costs of future production	20,000
Extensions and discoveries	846,000
Accretion of discount	41,000
Change in production rates and other	90,000
Present value of estimated future net revenue, end of year	846,000

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended May 31, 2014, that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Not applicable.

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

The name, address, age and position of our present officer and director is set forth below:

Name	Age	Office Held	Length of Service as Officer
Ruzhen Wang	54	Chairman and Director	Since May 1, 2014
Rose Huang	56	Director	Since May 1, 2014
Oliver Xing	49	Director, President and Chief Executive Officer	Since May 18, 2010 inception of the Company

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

Certain information concerning the executive officers of the Company is included under Item 10: Directors, Executive Officers, and Corporate Governance of this report.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending May 31, 2014 for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Oliver Xing	2014	0	0	0	0	0	0	60,000	60,000
President & CEO	2013	0	0	0	0	0	0	60,000	60,000
	2012	0	0	0	0	0	0	60,000	60,000

The $60,000 paid to Mr. Xing in 2014 and 2013 was for overall responsibility in administering the Company operations and for sourcing and evaluating mineral properties and general and administrative duties.

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception on May 17, 2010 to May 31, 2014.  Since that time, we have not paid any compensation to Mr. Xing or any director any fee in the capacity as a director.

Director Compensation

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Oliver Xing	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
	2012	0	0	0	0	0	0

Ruzhen Wang	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
	2012	0	0	0	0	0	0

Rose Huang	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
	2012	0	0	0	0	0	0

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, the total number of shares of common stock beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below has or indirect ownership of his shares or possesses voting and dispositive power with respect to the shares.

	Number of	Percentage of
Name and Address	Restricted Shares	Restricted Shares
Beneficial Ownership [1]	Owned beneficially	Owned beneficially

Oliver Xing	9,500,000	16.93%
Toronto, Ontario

Ruzhen (Jenny) Wang	39,000,000	69.52%
Markham, Ontario

Rose Huang	-	-
Toronto, Ontario

Total common stocks issued and outstanding	56,100,000

All Officers and Director-	48,500,000	86.45%
as a Group (3 people)

Future sales by existing stockholders

Ms. Wang and Mr. Xing’s shares of common stock may only be resold under Rule 144 subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.  Accordingly, The restricted shares may not be resold under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information provided in the Company's filing with the United States Securities Commission on form 8-K.

Further, Mr. Xing has advanced funds to us for some of our needs. As of May 31, 2014, Mr. Xing advanced us $319,492 (May 31, 2013 - $190,718).  There is no due date for the repayment of the funds advanced by Mr. Xing.  Mr. Xing will be repaid from revenues or operations if and when we generate revenues to pay the obligation.  The obligation to Mr. Xing does not bear interest.  Money advanced by Mr. Xing will be repaid from the proceeds of any financing or from working capital when available and on demand.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$12,500	MaloneBailey, LLP
2013	$6,000	MaloneBailey, LLP
2012	$6,000	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of September, 2014.

CN RESOURCES INC.
(the “Registrant”)

BY:	/s/ OLIVER XING
Oliver Xing, President, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ OLIVER XING	President, Principal Executive Officer, Secretary,	September 15, 2014
Oliver Xing	Treasurer, Principal Financial Officer, Principal
Accounting Officer and member of the Board
of Directors

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document