Form 10-Q
period 2014-08-31
CN Resources Inc.
filed 2014-10-14
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of October 14, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CN RESOURCES INC.

Balance Sheets

(Unaudited)

	August 31, 2014	May 31, 2014
Assets

Current assets
Cash and cash equivalents	$6,084,490	$6,052,324
Accounts receivable	93,173	61,332
Other receivable	5,201	4,296
Total current assets	$6,182,864	$6,117,952

Oil and gas properties (successful efforts), net	$429,821	$451,043

Total assets	$6,612,685	$6,568,995

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$5,370	$5,952
Due to director	337,672	319,492
Total current liabilities	343,042	325,444

Asset retirement obligation	6,190	5,960

Total liabilities	349,232	331,404

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated deficit during the development stage	(251,747)	(277,609)
Total stockholders' equity	6,263,453	6,237,591

Total liabilities and stockholders' equity	$6,612,685	$6,568,995

The accompanying notes are an integral part of these unaudited financial statements.

CN RESOURCES INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	August 31	August 31
	2014	2013

Revenue
Oil production	$115,067	-

Cost of sales
Royalties	24,410	-
Cost of production	7,534	-
	$31,944	-

Gross Profit	$83,123	$-

Accretion expenses	230
Bank service charge	5	49
Depreciation and depletion	35,069	-
General and administrative expenses	9,000	9,550
Management fee	6,000	6,000
Professional fees	4,360	2,000
Regulatory filing	2,597	-
Total operating expenses	57,261	17,599

Net income (loss) for the period	$25,862	$(17,599)

Loss per common share - basic and diluted	$0.00	$(0.00)

Weighted average common shares
outstanding - basic and diluted	56,100,000	26,100,000

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.

Statements of Cash Flows

(Unaudited)

CN RESOURCES INC.
Statements of Cash Flows
(Unaudited)

	For the three Months	For the three Months
	ended	ended
	August 31, 2014	August 31, 2013

Cash Flows From Operating Activities
Net Income (loss) for the period	$25,862	$(17,599)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	35,299	-
Changes in operating assets and liabilities
Accounts receivable	(31,841)	-
Other receivable	(905)	-
Accounts payable	198	(1,601)
Net cash used in operating activities	28,613	(19,200)

Cash Flows from Investing Activities
Cash invested in oil and gas property	(13,847)	-
Net cash used in investing activities	(13,847)	-

Cash Flows from Financing Activities
Proceeds from Director advances	17,400	12,151
Net cash (used in) provided by financing activities	17,400	12,151

Net increase (decrease) in cash and cash equivalents	32,166	(7,049)
Cash and cash equivalents, beginning of the period	6,052,324	25,468
Cash and cash equivalents, end of the period	$6,084,490	$18,419

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.

Notes to the Financial Statements

(Unaudited)

August 31, 2014

1. BUSINESS OPERATIONS

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

3. DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis. As of August 31, 2014, the total amount advanced and unpaid is $337,672 including $91,837 the director paid for the equipment of the joint venture well.

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

The following discussion and analysis presents management's perspective of our business, financial condition, and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition, and outlook for the future, and should be read in conjunction with our Audited Annual Financial Statements Form 10-K.

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

Results of Operations

The following is a discussion of our results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil operating information for the three months ended August 31, 2014. The Company did not produce any oil in the three months ended August 31, 2013.

2014
Production Data :
Oil production (bbls)	1,500
Average daily oil production (bbl/d)	16
Revenue Data :
Oil revenue ($)	115,067
Average realized oil sales price ($/bbl)	76.71

Royalty expenses	24,410
Production expenses	7,534
Average operating expenses ($/boe)	21.29
Operating Margin ($/bbl)	55.42
Depreciation, depletion, and amortization	35,069

Liquidity and Capital Resources

On May 28, 2014, we closed an equity financing of $6,000,000 and as at August 31, 2014, we have cash on hand of $6,084,490 and oil revenue receivable of $93,173. We have no material third party debt other than debt owed to our Director and Officer.

Planned Capital Expenditures

The Company is evaluating its various options in its development strategies, have not committed to any specific capital expenditure at this time.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

There were no material changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended August 31, 2014.

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

CN Resources Inc.

Date: October 14, 2014	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

