Form 10-Q
period 2014-11-30
CN Resources Inc.
filed 2015-01-20
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of January 19, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CN RESOURCES INC.
Balance Sheets
(Unaudited)

	November 30, 2014	May 31, 2014
Assets

Current assets
Cash and cash equivalents	$4,686,132	$6,052,324
Accounts receivable	53,517	61,332
Note receivable	1,411,313	-
Other receivables	5,342	4,296
Total current assets	$6,156,304	$6,117,952

Oil and gas properties (successful efforts), net	$447,209	$451,043

Total assets	$6,603,513	$6,568,995

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$5,370	$5,952
Due to director	338,975	319,492
Total current liabilities	344,345	325,444

Asset retirement obligation	6,346	5,960

Total liabilities	350,691	331,404

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated deficit	(262,378)	(277,609)
Total stockholders' equity	6,252,822	6,237,591

Total liabilities and stockholders' equity	$6,603,513	$6,568,995

The accompanying notes are an integral part of these unaudited financial statements.

CN RESOURCES INC.
Statements of Expenses
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013

Revenue	$63,671	$41,035	$178,738	$41,035

Royalty	14,471	-	38,881	-
Cost of production	5,345	16,571	12,879	16,571
	19,816	16,571	51,760	16,571

Gross profit	43,855	24,464	126,978	24,464

Operating expenses
Accretion Expense	156	-	386	-
Bank service charge	92	87	97	136
Management fee	6,000	6,000	12,000	12,000
Professional fees	15,700	8,178	20,060	10,178
Depreciation and depletion expense	8,511	2,513	43,580	2,513
General and administrative expenses	13,377	9,000	22,377	18,550
Regulatory filing	10,650	-	13,247	-
Total operating expenses	54,486	25,778	111,747	43,377

Operating income (loss)	(10,631)	(1,314)	15,231	(18,914)

Net income (loss)	$(10,631)	$(1,314)	$15,231	$(18,914)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	56,100,000	26,100,000	56,100,000	26,100,000

The accompanying notes are an integral part of these unaudited financial statements.

CN RESOURCES INC.
Statements of Cash Flows
(Unaudited)

	For the six Months	For the six Months
	ended	ended
	November 30, 2014	November 30, 2013

Cash Flows From Operating Activities
Net income (loss) for the period	$15,231	$(18,914)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, depletion, and accretion	43,966	2,513
Changes in operating assets and liabilities
Accounts Receivable	7,815	-
Other receivable	(359)	(4,142)
Accounts Payable	1,532	(61,470)
Net cash (used in) provided by operating activities	68,185	(82,013)

Cash Flows from Investing Activities
Issuance of Note Receivable	(1,412,000)	-
Oil and gas property expenditures	(39,746)	-
Net cash used in investing activities	(1,451,746)	-

Cash Flows from Financing Activities
Proceeds from Director advances	41,933	78,546
Payments to Director for advances	(24,564)	(9,412)
Net cash (used in) provided by financing activities	17,369	69,134

Net increase (decrease) in cash and cash equivalents	(1,366,192)	(12,879)
Cash and cash equivalents, beginning of the period	6,052,324	25,468
Cash and cash equivalents, end of the period	$4,686,132	$12,589

Non-Cash transactions
Due to Director for equipment purchased	-	91,837

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.

Notes to the Financial Statements

(Unaudited)

November 30, 2014

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

3. NOTE RECEIVABLE

On November 13, 2014, the Company provided a loan in the amount of $1,411,313 (CAD $1,600,000) to a third party with an interest of 7% per annum. The loan is unsecured and due on demand.

4. DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis. As of November 30, 2014, the total amount advanced and unpaid is $338,975 including $91,837 the director paid for the equipment of the joint venture well.

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

The following table sets forth certain of our oil operating information for the three months ended November 30, 2014.

2014
Production Data :
Oil production (bbls)	916
Average daily oil production (bbl/d)	10
Revenue Data :
Oil revenue ($)	63,671
Average realized oil sales price ($/bbl)	69.51

Royalty expenses	14,471
Production expenses	5,345
Average operating expenses ($/boe)	21.63
Operating Margin ($/bbl)	47.88
Depreciation, depletion, and amortization	8,511

Liquidity and Capital Resources

On May 28, 2014, we closed an equity financing of $6,000,000 and as at November 30, 2014, we have cash on hand of $4,686,132 and oil revenue receivable of $53,517. We have no material third party debt other than debt owed to our Director and Officer.

On November 13, 2014, we issued a note to a third party in the amount of $1,411,313 (CAD $1,600,000), the note is due on demand and bears an interest of 7% per annum payable quarterly in arrears.

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

There were no material changes in our internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended November 30, 2014.

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

CN Resources Inc.

Date: January 19, 2015	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

