Form 10-Q
period 2015-02-28
CN Resources Inc.
filed 2015-04-20
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of April 20, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CN RESOURCES INC.

Balance Sheets

(Unaudited)

	February 28, 2015	May 31, 2014
Assets

Current assets
Cash and cash equivalents	$275,556	$6,052,324
Accounts receivable	22,901	61,332
Note receivable	5,364,673	-
Interest receivable	41,649	-
Other receivable	6,355	4,296
Total current assets	$5,711,134	$6,117,952

Oil and gas properties (successful efforts), net	$427,767	$451,043

Total assets	$6,138,901	$6,568,995

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$15,157	$5,952
Due to director	355,061	319,492
Total current liabilities	370,218	325,444

Asset retirement obligation	6,502	5,960

Total liabilities	376,720	331,404

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated deficit	(753,019)	(277,609)
Total stockholders' equity	5,762,181	6,237,591

Total liabilities and stockholders' equity	$6,138,901	$6,568,995

The accompanying notes are an integral part of these unaudited financial statements.

CN RESOURCES INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28	February 28	February 28	February 28
	2015	2014	2015	2014

Revenue, net of royalty	$11,837	$83,336	$151,693	$114,371

Operating expenses

Bank service charge and bad debt	79	98	176	234
Depreciation and depletion	19,754	3,770	63,334	6,283
Management fee	6,000	6,000	18,000	18,000
Production cost	19,510	30,069	32,383	36,639
Professional fees	39,396	3,200	59,456	13,378
Regulatory filing	3,200	2,859	16,447	2,859
General and administrative expenses	8,845	9,274	31,608	27,824
Total operating expenses	96,784	55,270	221,404	105,217

Foreign Exchange Gain/(Loss)	(449,752)	(713)	(449,752)	(713)

Interest income	$44,058	$-	$44,058	$-

Net income (loss) for the period	$(490,642)	$27,354	$(475,405)	$8,441

Income (Loss) per common share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding - basic and diluted	56,100,000	26,100,000	56,100,000	26,100,000

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.

Statements of Cash Flows

Unaudited

	For the nine months	For the nine months
	ended	ended
	February 28, 2015	February 28, 2014

Cash Flows From Operating Activities
Net Income (loss) for the period	$(475,410)	$8,441
Adjustments to reconcile net loss to net cash in operating activities
Depreciation and depletion	63,334	6,283
Unrealized loss on foreign currency	449,752	-
Changes in operating assets and liabilities
Accounts receivable	38,430	(24,128)
Accounts payable	9,205	(97,940)
Interest receivable	(41,648)	-
Other receivable	(75,441)	(4,142)
Net cash used in operating activities	(31,778)	(111,486)

Cash Flows from Financing Activities
Due to Director	60,133	107,449
Payment to Director for advances	(24,564)	(9,412)
Net cash provided by financing activities	35,569	98,037

Cash Flows used in Investing Activities
Oil and Gas properties	(39,516)	-
Note receivable	(5,741,043)	-
Net cash used in financing activities	(5,780,559)	-

Net increase (decrease) in cash and cash equivalents	(5,776,768)	(13,449)
Cash and cash equivalents, beginning of the period	6,052,324	25,468
Cash and cash equivalents, end of the period	275,556	12,019

Supplemental disclosure
Due to Director for equipment purchased	-	91,837
Cash paid for interest:	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited interim financial statements.

CN RESOURCES INC.

Notes to the Financial Statements

(Unaudited)

February 28, 2015

1. BUSINESS OPERATIONS

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. Our operations are conducted through a 100% wholly owned Ontario Corporation (also named CN Resources Inc.) which owns a producing joint venture oil well in the Redwater area in Alberta, Canada.

2. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. Certain prior period balances have been reclassified to conform to current period presentation.

3. NOTES RECEIVABLE

On November 13, 2014, the Company provided a loan in the amount of $1,281,280 (CAD $1,600,000) to a third party with an interest of 7% per annum. On January 12, 2015 and January 21, 2015, the Company provided a further $4,084,080(CAD $5,100,000) to the same third party with an interest of 7% per annum. These loans are unsecured and due on demand. Interest payment is due quarterly in arrears. As of February 28, 2015, we have received $44,058 in interest income. Management intends to earn an interest on the funds on hand and will call the notes as soon as it deem desirable to do so. These Notes are in Canadian dollars, and due to significant devaluation of the Canadian dollars against United States dollars, as at February 28, 2015, we have a material unrealized foreign currency exchange loss in the amount of $449,752.

4. DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis. As of February 28, 2015, the total amount advanced and unpaid is $355,061.

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

Oil and gas industry has experienced a substantial decline in crude oil prices, as a result, many small leveraged oil and gas companies are struggling in meeting its lenders demand. For the past Quarter ended February 28, 2015, the Company has taken the opportunity of low oil price to perform the necessary maintenance and repair works for the joint venture well. As a result, the production is significantly reduced and resulted in a small loss.

For the Quarter ended February 28, 2015, the company only produced 420 barrels of crude oil, and resulted in an operating loss $7,673. For the nine months ended February 28, 2015, we achieved an operating income of $119,305. Due to significant decrease in Canadian dollar against United States dollars and all our operations are in Canadian dollars, we had an unrealized foreign currency loss of $449,752.

Liquidity and Capital Resources

On May 28, 2014, we closed an equity financing of $6,000,000 and as at February 28, 2015, we have cash on hand of $275,556, notes receivables on demand of $5,364,673, and oil revenue receivable of $22,901. We have no material third party debt other than debt owed to our Director and Officer.

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

There were no material changes in our internal control over financial reporting during the quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended February 28, 2015.

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

CN Resources Inc.

Date: April 20, 2015	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

