Form 10-K
period 2015-05-31
CN Resources Inc.
filed 2015-09-15
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2015

Commission File Number:   333-167804

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

As at November 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity was $2,500,000.

At September 15, 2015, 56,100,000 shares of the registrant’s common stock were outstanding.

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

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. The Company owns a proved developed and producing joint venture (50% W.I) light oil well in the Redwater area in Alberta, Canada.

Our principal office is located at 255 Duncan Mill Road, Suite 203, Toronto, Ontario, Canada and our telephone number is (416) 510-2991.

STRATEGY

Our strategies to create shareholder value encompass three steps:

i)	Acquire Proved Developed and Producing light oil assets with optimization potentials. We will source, identify, analyze and acquire producing light oil assets with significant optimization opportunities. Once we have acquired a producing asset we will increase production by de-bottleneck the obstacles in production by investing optimization capital.

ii)	Drill and operate low risk production wells (off-set, re-entry and recompletion) to increase oil production with measured risks;

iii)	Acquire light oil land with identified resources to develop a large resources play.

We are committed to a measured-risk optimization capital and growth strategy and focused on determining the most efficient way to create greatest value and highest returns for our shareholders.

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2015

During fiscal year 2015, the Company experienced the substantial drop in oil price, from a high of $110 per barrel to below $40 per barrel now. The oil and gas industry in Alberta and around the world has experienced unprecedented capital spending cuts, lay-offs, and bankruptcies. The current stage of the oil market still lacks visibility, and the crude price is still experiencing downward pressure.

Our Company is a small but financially sound company, our philosophy is to take a measured risk approach to our growth, As a result, the Company has taken a prudent step by evaluating various alternative growth strategies in the coming year.

Financial Performance

Revenues For the fiscal year ended May 31, 2015, revenues totaled $222,380 compared to $252,679 in the prior year, the Company Revenue decrease is due to the crude price decrease and production decrease in 2015.

Net loss and Earnings per Share. For the fiscal year ended May 31, 2015, net loss was $460,693 ($0.01 /basic share), compared to net loss of $3,782 ($(0.00)/basic share) for the prior fiscal year ended May 31, 2014. The increase in loss is primarily due to legal due diligence cost in a potential acquisition for which the Company did not proceed due to the sustained crude oil price drop in the energy industry.

Cash. As of May 31, 2015, the Company had $226,786 in cash and cash equivalents as compared to $6,052,324 at the end of the prior fiscal year. The decrease is primarily due to the Company provided a $5,741,730 (CAD $6,700,000) notes to an arm’s length party. The Note is called for payment, and repayment is not expected to be an issue.

OUTLOOK FOR FISCAL YEAR 2016

During fiscal year 2015, the Crude oil has dropped from a high of $110 per barrel to below $40 per barrel, and the consensus view is that the crude price probably will stay at the low price for a long period of time. The oil industry is experiencing unprecedented capital spending cut, lay-offs and bankruptcies.

The consensus view in the crude oil industry is that the crude price may drop even further, and the low crude price may be for a long period of time. Management is cautious in evaluating all alternatives available to the Company. The Company will monitor the sector and directions carefully and formulate the growth strategy that best suits the company in the long run.

RESERVES

Estimates of reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.

During the fiscal year ended May 31, 2015, the global crude oil price has experienced a substantial decrease and stated at a low level at the low 40 dollar range per barrel from the high price of over $100 per barrel, this price level and the bleak outlook of the world demand for oil have made the oil industry experience massive layoffs, capital spending reductions, assets write downs. We have assessed the situation and determined it is appropriate to provide an impairment charge for the entire oil and gas assets on the balance sheet.

The below table presents a summary of our proved and probable reserves as of May 31, 2015 and 2014. In view if the current crude oil price and markets, management has made an impairment provision for the entire reserves. The Company wants to present a conservative view of the company’s oil assets given the substantial uncertainties in the crude oil sector.

	Oil
Proved developed and producing (PDP)	nil	22,000
Proved plus Probable Producing	nil	31,000

The Company's proved developed reserves in Canada consist of only one location at Redwater, Alberta, Canada.

Proved Undeveloped Reserves

As of May 31, 2015, we had no proved undeveloped reserves.

Probable Reserves

Estimates of probable developed and undeveloped reserves are inherently imprecise. When estimating the amount of oil and gas that is recoverable from a particular reservoir, an estimated quantity of probable reserves is an estimate that more likely than not will be achieved. Estimates of probable reserves are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.

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

The proved reserve estimate for fiscal year ending May 31, 2014 was provided by GLJ Petroleum. The reserve estimate for 2015 was not conducted as the impairment was provided in full.

Third Party Reserve Audit

For 2014 fiscal year, our reserve estimates were audited by GLJ Petroleum Consultant, an independent petroleum engineering firm located in Calgary, Alberta, Canada. A copy of the summary reserve report is provided as Exhibit 99.1 to this Annual Report on Form 10-K. GLJ does not own an interest in any of our oil and gas properties and is not employed by us on a contingent basis.

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

	Oil volume	Average realized price
For the year ended May 31, 2015	9bbl/day	$67.29 per bbl
For the year ended May 31, 2014	13 bbl/day	$82.50 per bbl

DRILLING ACTIVITY

The Company at present has no further drilling activities, and management intends to execute its growth strategy by acquiring quality oil producing assets rather than drilling for new exploratory or development wells. Due to the substantial decrease in crude oil price, we may not engage in any drilling activities in the foreseeable future.

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

MARKETING ACTIVITIES AND CUSTOMERS

Customers

The Company operates in Canada and has a sole arm’s length customer who purchased all light oil produced from the joint venture well in the fiscal year ended May 31, 2015 and 2014.

CURRENT MARKET CONDITIONS AND COMPETITION

Cyclical Seasonality of Business

There are many factors directly impact the crude oil price, such as but not limited to, world economic growth, geopolitical stabilities, technological advancements in exploration and development in energy sectors, government regulations. The past year, crude oil price as plunged to below $40 a barrel. No consensus exists as to when and how the crude oil price will recover.

Demand and prices for oil and gas can also be impacted by seasonal factors. Increased demand for heating oil in the winter and gasoline during the summer driving season can positively impact the price of oil during those times. Unusual weather patterns can increase or dampen normal price levels. Our ability to carry out drilling activities can be adversely affected by weather conditions during winter months in Alberta, Canada. In general, the Company's working capital balances are not materially impacted by seasonal factors.

The Company faces enormous uncertainties in the oil industry and at present we do not foresee the oil price recover any time soon. The Company will proceed with caution in the oil development space.

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

EMPLOYEES AND OFFICE SPACE

As of May 31, 2015, the Company had no full time employee. All work are completed through subcontracts. We use office space provided by our President and CEO and on rent free and month-to-month basis.

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

Crude oil and natural gas drilling and production activities are subject to numerous risks, including the risk that no commercially producible crude oil or natural gas will be found. The cost of drilling and completing wells is often uncertain, and crude oil or natural gas drilling and production activities may be shortened, delayed, or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

●	unexpected drilling conditions;

●	title problems;

●	disputes with owners or holders of surface interests on or near areas where we intend to drill;

●	pressure or geologic irregularities in formations;

●	engineering and construction delays;

●	equipment failures or accidents;

●	adverse weather conditions;

●	compliance with environmental and other governmental requirements; and

●	shortages or delays in the availability of or increases in the cost of drilling rigs and crews, equipment, pipe, water, and other supplies.

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

We have no full time employee as of May 31, 2014. We expect that we will continue to require the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, and tax services. We also plan to pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation, and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

●	the possibility that such third parties may not be available to us as and when needed; and

●	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

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

Our revenues, results of operations, future rate of growth, and the carrying value of our oil and gas properties depend heavily on the prices we receive for the crude oil and natural gas we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The markets for crude oil and natural gas have historically been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

●	worldwide and domestic supplies of oil and gas, and the productive capacity of the oil and gas industry as a whole;

●	changes in the supply and the level of consumer demand for such fuels;

●	overall global and domestic economic conditions;

●	political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;

●	the extent of US and Canadian domestic oil and gas production and the consumption and importation of such fuels and substitute fuels in US and Canada and other relevant markets;

●	the availability and capacity of gathering, transportation, processing, and/or refining facilities in regional or localized areas that may affect the realized price for crude oil or natural gas;

●	the price and level of foreign imports of crude oil, refined petroleum products, and liquefied natural gas;

●	weather conditions, including effects of weather conditions on prices and supplies in worldwide energy markets;

●	technological advances affecting energy consumption and conservation;

●	the ability of the members of the Organization of Petroleum Exporting Countries and other exporting countries to agree to and maintain crude oil prices and production controls;

●	the competitive position of each such fuel as a source of energy as compared to other energy sources;

●	strengthening and weakening of the US dollar relative to other currencies; and

●	the effect of governmental regulations and taxes on the production, transportation, and sale of oil, natural gas, and other fuels.

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

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on the average, first-day-of-the-month price during the 12-month period preceding the measurement date, in accordance with SEC rules. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

●	actual prices we receive for oil and natural gas;

●	actual costs of development and production expenditures;

●	the amount and timing of actual production;

●	supply of and demand for oil and natural gas; and

●	changes in governmental regulations or taxation, including severance and excise taxes.

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

Oil and gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine, or well fluids, and other environmental hazards and risks. Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings, and separated cables. If any of these risks occur, we could sustain substantial losses as a result of:

●	injury or loss of life;

●	severe damage to, or destruction of, property, natural resources, and equipment;

●	pollution or other environmental damage;

●	clean-up responsibilities;

●	regulatory investigations and penalties; and

●	suspension of operations.

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

The joint venture oil well in which we have an ownership interest of 50% are operated by our joint venture partner. As a result, we have limited ability to exercise influence over, and control the risks associated with, the development and operation of those properties. The timing and success of drilling and development activities on those properties depend on a number of factors outside of our control, including the operator's:

●	determination of the nature and timing of drilling and operational activities;

●	determination of the timing and amount of capital expenditures;

●	expertise and financial resources;

●	approval of other participants in drilling wells; and

●	selection of suitable technology.

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

During the past several years, the stock markets in general and for oil and gas exploration and production companies in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating results and asset values of the underlying companies. In addition, due to relatively low trading volumes for our common stock, the market price for our common stock may fluctuate significantly more than the markets as a whole. The market price of our common stock could fluctuate widely in response to a variety of factors, including factors beyond our control. These factors include:

●	changes in crude oil or natural gas commodity prices;

●	our quarterly or annual operating results;

●	any investment recommendations by securities analysts following our business or our industry;

●	additions or departures of key personnel;

●	changes in the business, earnings estimates, or market perceptions of comparable companies;

●	changes in industry, general market, or regional or global economic conditions; and

●	announcements of legislative or regulatory changes affecting our business or our industry.

Fluctuations in the market price of our common stock may be significant, and may result in declines in the market price and losses for investors.

We may establish a stock option plan in the future and issue a significant number of shares of common stock under the stock options, and common stockholders may be adversely affected by the issuance and sale of those shares.

As of May 31, 2014 we do not have a stock option plan. However, in the future we may establish a Stock Option Plan to align key management interest with that of our common stockholders. Sales of the shares under the stock option plan, if established, could adversely affect the market price of our common stock, even if our business is doing well.

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

Quarter ended	High	Low
May 31, 2015	$0.51	$0.45
February 28, 2015	$0.51	$0.50
November 28, 2014	$0.82	$0.45

Our stocks are very thinly traded and did not change over time in the past year.

HOLDERS

As of May 31, 2015, the number of record holders of our common stock was approximately 50.

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

OVERVIEW OF THE COMPANY

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. Our operations are conducted through a 100% wholly owned Ontario Corporation (also named CN Resources Inc.) which owns a producing joint venture oil well in the Redwater area in Alberta, Canada. The Parent company have no business or financial transactions or any commercial activities.

The Company’s immediate core strategy is to create and enhance shareholder value by acquiring proved developed and producing light oil assets, optimize the producing assets to increase production and fully develop the assets potential for reserves. Management believes that this is the best approach to create shareholder value based on risk and rewards analysis.

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2015

During fiscal year ended May 31, 2015, the Company took important steps in a timely terminated its acquisition of producing oil assets and avoided a potential catastrophic financial situation. Facing the sustained crude price decreases and the bleak picture of the world economy, the Company believes it is prudent to evaluate all available alternatives in order to build shareholder value into the future.

In the fiscal year 2015, the Company has focused on preserve cash and managed risks rather than venturing into additional acquisition or drilling activities. The Company will monitor the situation carefully and act prudently and accordingly.

SUMMARY RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2014

For the year ended May 31, 2015, revenues totaled $222,380 compared to $252,679 nil in the prior year. Operating loss was $460,693 compared to operating loss of $3,782 in the prior year. The changes are due to the fact that the crude oil price has dropped substantially and production decreased as well.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our activities from loans and our existing cash balance. The Company has limited capital expenditure obligations pertaining to its current operations, which allow for significant flexibility in the use of its capital resources to grow the Company in the future. Based on our existing cash position, the Company believes, for the fiscal year 2016, it has sufficient financial resources to fund its ongoing operations and to finance its core project acquisition in accordance with our growth strategies if opportunity presents itself

Uses of Funds

Capital Expenditures Plans. The Company does not face significant mandatory capital expenditure requirements to maintain its operation.

The Company’s capital expenditure is discretionary for 2016 fiscal year. Management will only commit significant capital expenditure when the right acquisition opportunity can be captured. The acquisition must be for proved-developed-producing light oil assets with excellent cash flow, the assets must be adequate and capable to produce oil in the future years.

Sources of Funds

Cash and Cash Equivalents. As at May 31, 2015, the Company had approximately $226,786 of cash and cash equivalents compared to $6.1 million in 2014. As of May 31, 2015, approximately $5.4 million is note receivables from arm’s length party, the decrease in the dollar amount is entirely due the unrealized exchange loss caused by the depreciation of the Canadian dollars, at present approximately CAD $4.9 million of the Note Receivables has already been received, $30,229 was trade accounts receivable from our Joint Venture partner for oil sale. We normally receive full payment in arrear when joint venture billing is completed. We have no reason to believe there would be any bad debt.

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

Cash Flows

The following table presents the Company's cash flow information for the fiscal years ended:

	May 31
Cash (used in) provided by:	2015	2014
Operating activities	$69,694	$(12,875)
Investing activities	(5,384,136)	(89,043)
Financing activities	47,980	6,128,774
Effect of foreign currency exchange rates	(559,076)	-
Net (decrease) increase in cash and cash equivalents	$(5,825,538)	$(6,026,856)

Cash generated in operating activities during the year ended May 31, 2015 was $69,694, compared to cash used of $12,875 in 2014. The increase in cash used in operating activities primarily resulted from reduced productions and drop in crude oil price resulted in less revenue in the fiscal year.

Cash used in investing activities during the year ended May 31, 2015 was $5,384,136, compared to cash used in investing activities of $89,043 in 2014 fiscal year. The cash used in investing activities included the note receivable in the amount of $5,344,391. The Note has been subsequently called and fully payment is expected shortly.

Cash provided by financing activities during the year ended May 31, 2015 was $47,980 compared to $6,128,774 in 2014. The decrease in cash provided by financing activities primarily due to the fact that we did not go to market to raise any additional funds other than the funds provided by the president from time to time.

COMPARISON OF FINANCIAL RESULTS AND TRENDS BETWEEN FISCAL 2015 AND 2014

Oil  Sales Volumes

The following table presents oil sales volumes for the fiscal years ended:

	May 31,
	2015	2014	Difference	Percent change
Net sales:
Oil (Mbbls)	3.3	3	0.3	10%

Sales volumes for the year ended May 31, 2015, totaled 3.3 Mboe, compared to 3 Mboe sold in the prior year period. The increase is due to the crude oil production in 2015 is for the full year and in 2014 was only for 7 months.

Oil and Gas Prices

The following table presents the average realized oil and gas prices for the fiscal years ended:

	May 31,
	2015	2014	Difference	Percent change
Average realized price
Company (USD/bbl)	$67.29	82.07	(14.78)	(18)%

Price per bbl is converted into the USD based on average exchange rate in the year for CAD to USD as per Bank of Canada published exchange rate.

Revenues

Revenues for the year ended May 31, 2015 totaled $222,380, compared to $252,679 in the prior year period, the decrease is due to the Company price drop in crude oil as well as production drop.

Operating and Other Expenses

The following table presents selected operating expenses for the fiscal years ended:

	May 31,
	2015	2014	Difference	Percent change
Selected operating expenses:
Depletion, depreciation, amortization, and accretion	$86,994	$63,475	$23,519	37.05%
General and administrative	$43,501	$39,136	$4,365	11.15%

Selected operating expenses: ($/bbl):
Depletion, depreciation, amortization, and accretion	$26.32	$19.21	$7.12	37.05%

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

Costs related to time based stock options are recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance based options are recognized over the performance period when the achievement of the performance conditions is considered probable. Management re-assesses whether satisfaction of performance conditions are probable at the end of each reporting period. As of May 31, 2015, there were no performance based options outstanding.

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

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Previously recognized uncertain tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There are no uncertain tax positions that would meet the more-likely-than-not recognition threshold for the fiscal year ended May 31, 2015 and 2014.

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

The calculation of the contingent consideration payable is a significant management estimate and is calculated using production projections and the estimated timing of production payouts. The Company also utilized a discount which is consistent with the Company’s credit adjusted incremental borrowing rate.

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

At May 31, 2015, the carrying value of cash and cash equivalents was approximately $226,786, which approximates the fair value.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company, as defined by 17 CFR § 229.10(f)(1), and therefore is not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CN Resources, Inc.

Toronto, Canada

We have audited the accompanying balance sheets of CN Resources, Inc., (the “Company”) as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that CN Resources, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred cumulative losses since inception and has negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 15, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CN RESOURCES INC.

Balance Sheets

	May 31, 2015	May 31, 2014
Assets

Current assets
Cash and cash equivalents	$226,786	$6,052,324
Accounts receivable	30,229	61,332
Other receivable	7,301	4,296
Note receivable	5,343,704	-
Total current assets	$5,608,020	$6,117,952

Oil and gas properties (successful efforts), net	$-	$451,043

Total assets	$5,608,020	$6,568,995

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	16,536	$5,952
Due to director	367,472	319,492
Total current liabilities	384,008	325,444

Asset retirement obligation	6,190	5,960

Total liabilities	390,198	331,404

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive Loss	(559,076)	-
Accumulated deficit	(738,302)	(277,609)
Total stockholders' equity	5,217,822	6,237,591

Total liabilities and stockholders' equity	$5,608,020	$6,568,995

The accompanying notes are an integral part of these financial statements.

CN RESOURCES INC.

Statements of Operations

	For the year	For the year
	ended	ended
	May 31, 2015	May 31, 2014

Revenue
Oil production (net of royalty)	$174,336	$203,265

Operating expenses
Bank service charge	185	358
Depreciation, depletion and accretion	86,994	63,475
Impairment	404,024	-
Management fee	24,000	24,000
Production cost	37,893	52,011
Professional fees	67,156	15,778
Regulatory filing	18,269	12,289
General and administrative expenses	40,566	39,136
Total operating expenses	$679,087	$256,461

Interest income	44,058	-

Net (loss)	$(460,693)	$(3,782)

Loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	56,100,000	26,346,575

Comprehensive loss
Net loss	$(460,693)	$(3,782)
Foreign currency translation adjustment	(559,076)	-
Total comprehensive loss	$(1,019,769)	$(3,782)

The accompanying notes are integral part of these financial statements.

CN Resources, Inc

Statement of Changes in Stockholders' Equity (Deficit)

For the year ended May 31, 2015 and 2014

			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income(Loss)	Deficit	Total

Balance at May 31, 2013	26,100,000	$261	$514,939	-	$(273,827)	$241,373

Common shares issued for cash	30,000,000	300	5,999,700	-	-	6,000,000

Net loss	-	-	-	-	(3,782)	(3,782)

Balance at May 31, 2014	56,100,000	$561	$6,514,639	-	$(277,609)	$6,237,591

Net loss	-	-	-		(460,693)	(460,693)

Foreign Currency translation Adjustment	-	-	-	(559,076)	-	(559,076)

Balance at May 31, 2015	$56,100,000	$561	$6,514,639	$(559,076)	$(738,302)	$5,217,822

The accompanying notes are an integral part of these financial statements

CN RESOURCES INC.

Statements of Cash Flows

	For the year	For the year
	ended	ended
	May 31, 2015	May 31, 2014
Cash Flows From Operating Activities
Net (Loss) for the period	$(460,693)	$(3,782)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	86,994	63,475
Impairment	404,024	-
Changes in operating assets and liabilities
Accounts receivable	31,103	(65,340)
Other receivable	(2,318)	-
Accounts payable	10,584	(7,228)
Net cash provided by (used in) operating activities	69,694	(12,875)

Cash Flow From Investing Activities
Notes receivable	(5,344,391)	-
Investment in oil & gas properties	(39,745)	(89,043)
Net cash used in investing activities	(5,384,136)	(89,043)

Cash Flows from Financing Activities
Proceeds from director advances	79,478	128,774
Payments to director for advances	(31,498)	-
Proceeds from common stock sold	-	6,000,000
Net cash provided by financing activities	47,980	6,128,774
Effect of foreign currency exchange rates	(559,076)

Net increase (decrease) in cash and cash equivalents	(5,825,538)	6,026,856
Cash and cash equivalents, beginning of the period	6,052,324	25,468
Cash and cash equivalents, end of the period	$226,786	$6,052,324

Supplemental cash disclosure:
Cash paid for interest payments	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CN RESOURCES INC.

Notes to the Financial Statements

May 31, 2015

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss of 460,693 for the year ended May 31, 2015 and has an accumulated deficit of $738,302since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts Policy

The Company periodically, on quarterly basis, evaluates the collectability and timing of its accounts receivables, and if evidences suggest that collection of receivables are in doubt, management will provide an allowance based on the circumstances and the customers past payment histories.

Foreign currency translation

We account for foreign currency translation in accordance with ASC 830, Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in stockholders’ deficit. Business is generally transacted in a single currency not requiring meaningful currency transaction costs. We do not practice hedging as the risks do not warrant the costs.

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

At May 31, 2015, the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. Interest and penalties related to income tax matters are recognized in income tax expenses. As of May 31, 2015 there is no accrued interest related to uncertain tax positions.

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

Oil and Gas Property and impairment of Long lived Assets

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

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Depletion expense for the period ended May31, 2015 was $86,764.

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

When circumstances indicate that an asset may be impaired, CN Resources compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on CN Resources’ estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. During the year ended May 31, 2015, CN Resources recorded impairment expense of $404,024. The impairment is based on the prevailing market crude price of around $44 per barrel now which renders our assets to be marginalized and management believes it is appropriate to make the impairment provision for the assets.

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

3. BASIS OF PRESENTATION

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the year ended May 31, 2015 have been reflected herein.

4. OIL AND GAS PROPERTIES

In the beginning of fiscal year 2015, the Company further spent $39,745, representing the Company’s share of capital cost in the Joint Venture well, no further capital cost is pending.

The joint venture well is currently in commercial production. The Company has accounted for the cost of this oil and gas property as proved properties. In the second half of the year, crude price has dropped substantially and stayed persistently at a low level, the Company has determined to record the entire oil and gas assets as an impairment charge based on persistent low crude price of $44 per barrel, and it is unlikely that the price will increase substantially soon, given the uncertainty of cash flow, if any, in the future, the management has determined to provide an impairment charge of $404,024.

5. DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis. As of May 31, 2015, the total amount advanced and unpaid is $367,472.

The Company is currently using the office space from its President and CEO and on rent free basis.

6. ISSUANCE OF COMMON STOCK

On May 28, 2014, the Company sold 25,000,000 and 5,000,000 common shares to its controlling shareholder and insiders respectively at a price of $0.20 per share. There is no further stock issued or committed to be issued to anyone.

7. NOTES RECEIVABLES

On November 13, 2014, the Company provided a loan in the amount of $1,412,000 (CAD $1,600,000) to an arm’s length party with an interest of 7% per annum. On January 12, 2015 and January 21, 2015, the Company provided a further $4,329,730 (CAD $5,100,000) to the same third party with an interest of 7% per annum. These loans are unsecured and due on demand. Interest payment is due quarterly in arrears. Management intends to earn an interest on the Canadian dollar funds on hand and will call the notes as soon as it deem desirable to do so. These Notes are in Canadian dollars, and due to significant devaluation of the Canadian dollars against United States dollars, as at May 31, 2015, we have a material unrealized foreign currency exchange loss in the amount of $398,026 in aggregate for the fiscal year ended May 31, 2015.

Subsequent to May 31, 2015, we have recalled the note, and we have received $3,930,780(CAD $4,900,000) of the payment, Management anticipates the entire note will be repaid shortly thereafter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2015, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of August 29, 2015, the Company’s internal control over financial reporting were ineffective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended May 31, 2015, that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present officer and director is set forth below:

Name	Age	Office Held	Length of Service as Officer
Ruzhen Wang	55	Chairman and Director	Since May 1, 2014
Rose Huang	57	Director	Since May 1, 2014
Oliver Xing	51	Director, President and Chief Executive Officer	Since May 18, 2010 inception of the Company

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending May 31, 2015 for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Oliver Xing	2015	0	0	0	0	0	0	60,000	60,000

President & CEO	2014	0	0	0	0	0	0	60,000	60,000
	2013	0	0	0	0	0	0	60,000	60,000

The $60,000 was payable to Mr. Xing in 2015 and 2014 was for overall responsibility in administering the Company operations and for sourcing and evaluating mineral properties and general and administrative duties.

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception on May 17, 2010 to May 31, 2015.  Since that time, we have not paid any compensation to Mr. Xing or any director any fee in the capacity as a director.

Director Compensation

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Oliver Xing	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0

Ruzhen Wang	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0

Rose Huang	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0

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

	Number of	Percentage of
Name and Address	Restricted Shares	Restricted Shares
Beneficial Ownership [1]	Owned beneficially	Owned beneficially

Oliver Xing	9,500,000	16.93%
Toronto, Ontario

Ruzhen (Jenny) Wang	39,000,000	69.52%
Markham, Ontario

Rose Huang	-	-
Toronto, Ontario

Total common stocks issued and outstanding	56,100,000

All Officers and Director-as a Group (3 people)	48,500,000	86.45%

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

Further, Mr. Xing has advanced funds to us for some of our needs. As of May 31, 2015, Mr. Xing has outstanding advances to us in the amount of $367,472 (May 31, 2014 - $319,492).  There is no due date for the repayment of the funds advanced by Mr. Xing.  Mr. Xing will be repaid from revenues or operations if and when we generate revenues to pay the obligation.  The obligation to Mr. Xing does not bear interest.  Money advanced by Mr. Xing will be repaid from the proceeds of any financing or from working capital when available and on demand.

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

2015	$24,900	MaloneBailey, LLP
2014	$19,700	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of September, 2015.

CN RESOURCES INC.
(the “Registrant”)

BY:	/s/ OLIVER XING
Oliver Xing, President, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ OLIVER XING	President, Principal Executive Officer, Secretary,	September 15, 2015
Oliver Xing	Treasurer, Principal Financial Officer, Principal
Accounting Officer and member of the Board
of Directors

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

