Form 10-Q
period 2015-08-31
CN Resources Inc.
filed 2015-10-15
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of October 15, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CN RESOURCES INC.

Balance Sheets

(Unaudited)

	August 31, 2015	May 31, 2015
Assets
Current assets
Cash and cash equivalents	$3,923,575	$226,786
Accounts receivable	41,638	30,229
Other receivable	6,368	7,301
Note receivable	988,106	5,343,704
Total current assets	$4,959,687	$5,608,020

Total assets	$4,959,687	$5,608,020

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$21,075	$16,536
Due to director	611	367,472
Total current liabilities	21,686	384,008

Asset retirement obligation	6,463	6,190

Total liabilities	28,149	390,198

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive Loss	(836,365)	(559,076)
Accumulated deficit	(747,297)	(738,302)
Total stockholders' equity	4,931,538	5,217,822

Total liabilities and stockholders' equity	$4,959,687	$5,608,020

The accompanying notes are an integral part of these unaudited financial statements.

CN RESOURCES INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	August 31	August 31
	2015	2014
Revenue
Oil production (net of royality)	$24,054	$90,657

Operating expenses

Accretion expenses	273	230
Bank service charge	54	5
Production cost	3,641	7,534
Depreciation and depletion	-	35,069
General and administrative expenses	9,000	9,000
Management fee	6,000	6,000
Professional fees	7,000	4,360
Regulatory filing	8,050	2,597
Total operating expenses	34,018	64,795

Interest income	969	-

Net income (loss) for the period	$(8,995)	$25,862

Loss per common share - basic and diluted	$(0.00)	$0.00

Comprehensive income:
Net income (loss)	$(8,995)	$25,862
Foreign currency translation adjustment	(277,289)	-
Total comprehensive income (loss)	(286,284)	25,862

Weighted average common shares outstanding - basic and diluted	56,100,000	56,100,000

The accompanying notes are integral part of these unaudited interim financial statements.

CN RESOURCES INC.

Statements of Cash Flows

(Unaudited)

	For the three Months	For the three Months
	ended	ended
	August 31, 2015	August 31, 2014
Cash Flows From Operating Activities
Net Income (loss) for the period	$(8,995)	$25,862
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	-	35,299
Changes in operating assets and liabilities
Accounts receivable	(11,409)	(31,841)
Other receivable	933	(905)
Accounts payable	4,812	198
Net cash used in operating activities	(14,659)	28,613

Cash Flows from Investing Activities
Notes receivable	3,979,349	-
Cash invested in oil and gas property	-	(13,847)
Net cash provided by (used in) investing activities	3,979,349	(13,847)

Cash Flows from Financing Activities
Proceeds from Director advances	9,388	17,400
Payments to director for advances	-	-
Net cash provided by (used in) financing activities	9,388	17,400
Effective of foreign currency rates	(277,289)	-
Net increase (decrease) in cash and cash equivalents	3,974,078	32,166
Cash and cash equivalents, beginning of the period	226,786	$6,052,324
Cash and cash equivalents, end of the period	3,923,575	$6,084,490

The accompanying notes are an integral part of these unaudited interim financial statements

CN RESOURCES INC.

Notes to the Financial Statements

(Unaudited)

August 31, 2015

1. BUSINESS OPERATIONS

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. Our operations are conducted through a 100% wholly owned Ontario Corporation (also named CN Resources Inc.) which owns a producing joint venture oil well in the Redwater area in Alberta, Canada.

2. BASIS OF PRESENTATION

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss of $8,995 for the Quarter ended August 31, 2015 and has an accumulated deficit of $747,297 since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

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

3. NOTES RECEIVABLE

On November 13, 2014, the Company provided a loan in the amount of $1,412,000 (CAD $1,600,000) to an arm’s length party with an interest of 7% per annum. On January 12, 2015 and January 21, 2015, the Company provided a further $4,329,730 (CAD $5,100,000) to the same third party with an interest of 7% per annum. These loans are unsecured and due on demand. Interest payment is due quarterly in arrears. Management intends to earn an interest on the Canadian dollar funds on hand and will call the notes as soon as it deem desirable to do so. The Company called the Notes, and as of August 31, 2015, total $3,726,450 (CAD$4,900,000) has been received, and a further $376,249 (CAD $495,000) was used to offset the loan payable to the President, effectively $4,102,898 (CAD$5,395,000) was received for the Notes. As at August 31, 2015, total amount of the notes received is $4,355,598 (CAD 5,395,000), note receivable remaining outstanding is $988,106 (CAD$1,305,000).

Subsequent to August 31, 2015, we further received $699,660 (CAD $920,000). Therefore, as of the date of filing, the note receivable outstanding is $292,793 (CAD$385,000) which management anticipates the full amount will be paid shortly.

4. DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis and, as of August 31, 2015, the total amount advanced was $377,059. The Company has successfully asked the President to use the amount owing to him to offset against the outstanding note receivable, effectively shifted the risk of collection to the President. As a result, the President has agreed to be paid by the Note receivable for $376,249 (CAD $495,000) resulting to an unpaid balance is $611 as of August 31, 2015.

The Company is currently using the office space from its President and CEO and on rent free basis, the President is also provided telephone and administrative services for the Company on free basis, however, there is no agreement or guarantee that the President will provide the free services for any specific period of time.

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

During the Quarter ended August 31, 2105, Crude oil price is still depressed at an historical low level with WTI of $44 per barrel, the Board of Directors has decided to take a cautious approach to further investments in this sector until a clear visibility can be obtained before venturing into any capital commitment.

Results of Operations

The following is a discussion of our results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil operating information for the three months ended August 31, 2015 and 2014.

	August 31, 2015	August 31, 2014
Production revenue (net of royalty)	$24,054	$90,657
Production cost	$3,641	$7,534

Liquidity and Capital Resources

At August 31, 2015, we have cash on hand of $3,923,575 (August 31, 2014 - $6,084,490), Note receivable of $988,106 (2014 – nil) and oil revenue receivable of $41,638 (2014 - $93,173). We have accounts payable of $21,075 (2014 – $16,536) and we have no other material debts to anyone.

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

There were no material changes in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended August 31, 2015.

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

CN Resources Inc.

Date: October 15, 2015	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

