Form 10-Q
period 2015-11-30
CN Resources Inc.
filed 2016-01-19
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of January 19, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CN RESOURCES INC.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2015	May 31, 2015
Assets

Current assets
Cash and cash equivalents	$4,895,940	$226,786
Accounts receivable	32,676	30,229
Note receivable	-	5,343,704
Other receivable	1,658	7,301
Total current assets	$4,930,274	$5,608,020

Total assets	$4,930,274	$5,608,020

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$21,843	$16,536
Due to director	12,151	367,472
Total current liabilities	33,994	384,008

Asset retirement obligation	6,736	6,190

Total liabilities	40,730	390,198

Stockholders' equity
Common stock, 100,000,000 of shares authorized
with $0.00001 par value, 56,100,000 issued and
outstanding	561	561
Preferred stock, 100,000,000 shares authorized
with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive Loss	(865,172)	(559,076)
Accumulated deficits	(760,484)	(738,302)
Total stockholders' equity	4,889,544	5,217,822

Total liabilities and stockholders' equity	$4,930,274	$5,608,020

 The accompanying notes are an integral part of these unaudited  financial statements.

CN RESOURCES INC.

Consolidated Statements of Expenses

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Revenue
Revenue (net of royalty)	$19,898	$49,200	$43,952	$139,857

Operating expenses

Accretion expenses	273	156	546	386
Bank service charge	49	92	103	97
Management fee	6,000	6,000	12,000	12,000
Production and operating expenses	7,687	5,345	11,328	12,879
Professional fees	10,510	15,700	17,510	20,060
Depreciation and depletion expense	-	8,511	-	43,580
General and administrative expenses	9,000	13,377	18,000	22,377
Regulatory filing	2,158	10,650	10,208	13,247
Total operating expenses	35,677	59,831	69,695	124,626

Operating income (loss)	(15,779)	(10,631)	(25,743)	15,231

Interest income	2,592	-	3,561	-

Net income (loss)	$(13,187)	$(10,631)	$(22,182)	$15,231

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Comprehensive income:
Net income (loss)	$(13,187)	$(10,631)	$(22,182)	$15,231
Foreign currency translation adjustment	(28,807)	-	(306,096)	-
Total comprehensive income (loss)	(41,994)	(10,631)	(328,278)	15,231

Weighted average common shares
outstanding - basic and diluted	56,100,000	56,100,000	56,100,000	56,100,000

The accompanying notes are an integral part of these unaudited  financial statements.

CN RESOURCES INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	November 30,	November 30,
	2015	2014

Cash Flows From Operating Activities
Net income (loss) for the period	$(22,182)	$15,231
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and depletion	-	43,966
Accretion	546
Changes in operating assets and liabilities
Accounts receivable	(2,447)	7,815
Other receivable	5,307	(359)
Accounts payable	5,643	1,532
Net cash (used in) provided in operating activities	(13,133)	68,185

Cash Flows from Investing Activities
Note receivable	4,718,126	(1,412,000)
Oil and gas property expenditure	-	(39,746)
Net cash (used in) provided in investing activities	4,718,126	(1,451,746)

Cash Flows from Financing Activities
Proceeds from Director advances	20,928	41,933
Payments to Director for advances	-	(24,564)
Net cash (used in) provided by financing activities	20,928	17,369

Foreign currency adjustment	(56,767)	-

Net increase (decrease) in cash and cash equivalents	4,669,154	(1,366,192)
Cash and cash equivalents, beginning of the period	226,786	6,052,324
Cash and cash equivalents, end of the period	$4,895,940	$4,686,132

Supplemental cash flow information
cash paid for interest	$-	$-
cash paid for income tax	$-	$-

Non cash transaction	$376,249	$-

The accompanying notes are an integral part of these unaudited  financial statements.

CN RESOURCES INC.

Notes to the Consolidated Financial Statements

(Unaudited)

November 30, 2015

1. BUSINESS OPERATIONS

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. Our operations are conducted through a 100% wholly owned Ontario Corporation (also named CN Resources Inc.) which owns a producing joint venture oil well in the Redwater area in Alberta, Canada.

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss of $22,182 for the six months ended November 30, 2015 and has an accumulated deficit of $760,484 since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock.

3. NOTES RECEIVABLE

On November 13, 2014, the Company provided a loan in the amount of $1,412,000 (CAD $1,600,000) to an arm’s length party with an interest of 7% per annum. On January 12, 2015 and January 21, 2015, the Company provided a further $4,329,730 (CAD $5,100,000) to the same third party with an interest of 7% per annum. These loans are unsecured and due on demand. As of November 30, 2015, we have received complete payment for the Note receivable, and no amount is outstanding.

4. DUE TO DIRECTOR

The director loans the Company money from time to time on an interest-free due-on-demand basis and, as of November 30, 2015, the total amount advanced was $12,151.

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

During the Quarter ended November 30, 2105, Crude oil price is still depressed at an historical low level with WTI of $34 per barrel, the Board of Directors has decided to take a cautious approach to further investments in this sector until a clear visibility can be obtained before venturing into any capital commitment.

Results of Operations

The following is a discussion of our results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil operating information for the three months ended November 30, 2015 and 2014.

	November 30, 2015	November 30, 2014
Production revenue (net of royalty)	$19,898	$49,200
Production cost	$7,687	$5,345

The following table sets forth certain of our oil operating information for the six months ended November 30, 2015 and 2014.

	November 30, 2015	November 30, 2014
Production revenue (net of royalty)	$43,952	$139,857
Production cost	$11,328	$12,879

Cash Flow Analysis

For the six months ended November 30, 2015, we used $13,133 cash in operating activities (November 20, 2014 - $68,185), cash generate from investing activities is $4,718,126 (November 30, 2014 - $(1,451,746)) and Cash flow from financing activities is $20,928 (November 30, 2014 - $17,369).

Liquidity and Capital Resources

At November 30, 2015, we have cash on hand of $4,895,940 (November 30, 2014 - $4,686,132), oil revenue receivable of $32,676 (2014 - $53,517). We have accounts payable of $21,843 (2014 – $5,370) and we have no other material debts to anyone.

Planned Capital Expenditures

The Company is evaluating its various options in its development strategies, have not committed to any specific capital expenditure at this time due to the unsettling global market conditions for crude oil.

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

There were no material changes in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended November 30, 2015.

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

CN Resources Inc.

Date: January 19, 2016	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors