Form 10-Q
period 2016-02-29
CN Resources Inc.
filed 2016-04-14
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  FEBRUARY 29, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of April 14, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CN RESOURCES INC.

Consolidated Balance Sheets

(Unaudited)

	February 29, 2016	May 31, 2015
Assets

Current assets
Cash and cash equivalents	$4,811,086	$226,786
Accounts receivable	22,760	30,229
Note receivable	-	5,343,704
Other receivable	1,729	7,301
Total current assets	$4,835,575	$5,608,020

Total assets	$4,835,575	$5,608,020

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$13,658	$16,536
Due to director	18,996	367,472
Total current liabilities	32,654	384,008

Asset retirement obligation	7,009	6,190

Total liabilities	39,663	390,198

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive Loss	(938,532)	(559,076)
Accumulated deficit	(780,756)	(738,302)
Total stockholders' equity	4,795,912	5,217,822

Total liabilities and stockholders' equity	$4,835,575	$5,608,020

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Operations & Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29	February 28	February 29	February 28
	2016	2015	2016	2015

Revenue
Revenue (net of royalty)	$9,821	$11,837	$53,774	$151,693

Operating expenses

Bank service charge and bad debt	102	79	205	176
Production and operating expenses	5,820	19,510	17,148	32,383
Depreciation and depletion	-	19,754	-	63,334
Management fee	6,000	6,000	18,000	18,000
Professional fees	8,250	39,396	25,760	59,456
Regulatory filing	2,031	3,200	11,160	16,447
General and administrative expenses	9,000	8,845	27,546	31,608
Total operating expenses	31,203	96,784	99,819	221,404

Operating loss	(21,382)	(84,947)	(46,045)	(69,711)

Interest income	30	44,057	$3,591	44,058

Net loss for the period	(21,351)	(40,890)	$(42,454)	(25,653)

Loss per common share - basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00)

Comprehensive income:
Net loss	(21,351)	(40,890)	(42,454)	(25,653)
Foreign currency translation adjustment	(73,360)	(449,752)	(379,456)	(449,752)
Total comprehensive loss	$(94,711)	$(490,642)	(421,910)	$(475,405)

Weighted average common shares outstanding - basic and diluted	56,100,000	56,100,000	56,100,000	56,100,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Cash Flows

Unaudited

	For the nine months	For the nine months
	ended	ended
	February 29, 2016	February 28, 2015

Cash Flows From Operating Activities
Net Income (loss) for the period	$(42,454)	$(475,410)
Adjustments to reconcile net loss to net cash in operating activities
Depreciation and depletion	-	63,334
	819
Changes in operating assets and liabilities
Accounts receivable	7,469	38,430
Accounts payable	(2,878)	(32,443)
Other receivable	5,572	(75,441)
Net cash used in operating activities	(31,472)	(481,530)

Cash Flows used in Investing Activities
Oil and Gas properties	-	(39,516)
Note receivable	4,718,126	(5,741,043)
Net cash used in financing activities	4,718,126	(5,780,559)

Cash Flows from Financing Activities
Due to Director	27,773	60,133
Payment to Director for advances	-	(24,564)
Net cash provided by financing activities	27,773	35,569

Foreign currency adjustment	(130,127)	449,752

Net increase (decrease) in cash and cash equivalents	4,584,300	(5,776,768)
Cash and cash equivalents, beginning of the period	226,786	6,052,324
Cash and cash equivalents, end of the period	4,811,086	275,556

Supplemental cash flow information
cash paid for interest	$-	$-
cash paid for income tax	$-	$-

Non-cash transaction, proceeds from Note Receivable paid director loan	$376,249	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.

Notes to the Consolidated Financial Statements

(Unaudited)

February 29, 2016

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss of $42,454 for the nine months ended February 29, 2016 and has an accumulated deficit of $780,756 since inception; further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and or private placements of common stock. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES RECEIVABLE

On November 13, 2014, the Company provided a loan in the amount of $1,412,000 (CAD $1,600,000) to an arm’s length party with an interest of 7% per annum. On January 12, 2015 and January 21, 2015, the Company provided a further $4,329,730 (CAD $5,100,000) to the same third party with an interest of 7% per annum. These loans are unsecured and due on demand. As of November 30, 2015, we have received complete payment for the Note receivable, and no amount is outstanding. In the note receivable, $376,249 was used to pay off the outstanding director loan

4. DUE TO DIRECTORS

A director loans the Company money from time to time on an interest-free due-on-demand basis and, as of February 29, 2016 total amount advanced was $18,996. The Company pays a monthly management fee of $2,000 to the Director since the inception of the Corporation,

The Company is currently using the office space from its President and CEO and on rent free basis, the President is also provided telephone and administrative services for the Company on free basis, however, there is no agreement or guarantee that the President will provide the free services for any specific period of time. The president has advanced large sum of money in the past fiscal year and the President agreed to be paid by the Note receivable from 3rd party as a result the $376,249 was paid through the Note Receivable as previously disclosed.

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

During the Quarter ended February 29, 2016, Crude oil price is still depressed at an historical low level with WTI of $30 per barrel, the Board of Directors has decided to take a cautious approach to further investments in this sector until a clear visibility can be obtained before venturing into any capital commitment.

Results of Operations

The following is a discussion of our results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil operating information for the three months ended February 29, 2016 and February 28, 2015.

	February 29, 2016	February 28, 2015
Production revenue (net of royalty)	$9,821	$11,837
Production cost	$5,820	$19,510

The decrease in production and revenue is due to the crude price depression caused production to drop and revenue to decrease because the incentive to increase production is not present.

The following table sets forth certain of our oil operating information for the nine months ended February 29, 2016 and 2015.

	February 29, 2016	February 28, 2015
Production revenue (net of royalty)	$53,774	$151,693
Production cost	$17,148	$32,383

For the period three-month period ended February 29, 2016, the following table indicates major variances compared with previous period. The other expense items on the Consolidated Statements of Operations have no material variances.

	February 29, 2016	February 28, 2015
Depreciation and depletion	$-	$19,754
Professional fee	$8,250	$39,396

There is no depreciation and depletion cost for the period ended February 29, 2016 due to the fact the Company has written off its entire oil and gas assets in previous fiscal year due to significant crude oil price decrease, in the opinion of management, such write-off of oil and gas asset is prudent.

Professional fee is significantly lower for this three month period due to the fact that there was no acquisition or any other activity requires extra legal or other professional services. For the three quarter ended February 28, 2015, the Company conducted business acquisition due diligence and incurred legal fees as a result.

Cash Flow Analysis

For the nine months ended February 29, 2016, we used $31,472 cash in operating activities (February 28, 2015 - $(9,870)), cash generated from investing activities is $4,718,126 (February 28, 2015 - $(5,822,212)) and Cash flow generated from financing activities is $27,773 (February 28, 2015 - $(35,569)).

Liquidity and Capital Resources

At February 29, 2016, we have cash and cash equivalent on hand of $4,811,086 (May 31, 2015 - $226,786), oil revenue receivable of $22,760 (May 31, 2015 - $30,229). We have accounts payable of $13,658 (May 31, 2015 – $16,536) and we have no other material debts to anyone.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to limited segregation of duties, lack of independent directors, and no written internal control procedure manual. The Company plans to address the weaknesses in controls as soon as the Company considers that the financial situation allows the Company to spend the limited resources to mitigate the weaknesses in controls.

There were no material changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended February 29, 2016.

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

CN Resources Inc.

Date: April 14, 2016	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors