Form 10-K
period 2016-05-31
CN Resources Inc.
filed 2016-09-12
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED May 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

As at November 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity was $2,500,000.

At September 12, 2016, 56,100,000 shares of the registrant’s common stock were outstanding.

PART I

ITEMS 1 BUSINESS AND PROPERTY GENERAL

CN Resources Inc. (the "Company" or "CNRR" or "we" or "us") was incorporated in Nevada of the United States of America on May 18, 2010. The Company intends to identify, acquire and operate sustainable businesses in Canada. At present, the Company operates a 50% joint venture oil well in Alberta, Canada.

CN Resources Inc. carefully evaluates a number of opportunities to build shareholder value. The Company has decided to pursue potential investment opportunities in areas other than the oil and gas industry.

Our principal office is located at 255 Duncan Mill Road, Suite 203, Toronto, Ontario, Canada and our telephone number is (416) 510-2991.

STRATEGY

We are committed to a measured-risk growth strategy and focused on determining the most efficient way to create greatest value and highest returns for our shareholders.

The Controlling shareholder and the Board have evaluated the company’s growth path and has decided to discontinue to invest in the oil and gas business, as a result, the company will pursue shareholder value building opportunities in other business areas. The Company will continue to retain its ownership interest in its joint venture producing oil well in Alberta, Canada.

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2016

During fiscal year 2016, the Company adopted a defensive approach and has been watching the oil and gas industry very closely. Unfortunately, it does not appear the Oil and gas industry will get better any time soon, as a result the Controlling shareholder and Board has decided to pursue investment opportunities in other area.

Our Company is a small but financially sound company, our philosophy is to take a measured risk approach to our growth, As a result, the Company has taken a prudent step by evaluating various alternative growth strategies in the coming year.

Financial Performance

Revenues For the fiscal year ended May 31, 2016, revenues, net of royalty, totaled $69,286 compared to $174,336 in the prior year, the Company Revenue decrease is due to the crude price decrease and production decrease in 2016, and the fact that there is no additional capital investment in the oil well.

Net loss and Earnings per Share. For the fiscal year ended May 31, 2016, net loss was $37,705 ($0.00 /basic share), compared to net loss of $460,693 ($(0.01)/basic share) for the prior fiscal year ended May 31, 2015. The decrease in loss is primarily due to there is no additional asset impairment recorded in 2016.

Cash. As of May 31, 2016, the Company had $4,980,735 in cash and cash equivalents as compared to $226,786 at the end of the prior fiscal year. The increase is primarily due to the Company has recalled and received all previously outstanding note receivable.

OUTLOOK FOR FISCAL YEAR 2017

During fiscal year 2016, the Crude oil has dropped and stayed at a very low level, and the consensus view is that the crude price probably will stay at the low price for a long period of time. The oil industry is experiencing unprecedented capital spending cut, lay-offs and bankruptcies. The consensus view in the crude oil industry is that the crude price may drop even further, and the low crude price may be for a long period of time. Management is cautious in evaluating all alternatives available to the Company. The Company will monitor the sector and directions carefully and formulate the growth strategy that best suits the company in the long run.

The controlling shareholder and the Board have decided to pursue potential investment opportunities in other area(s) rather than in the oil and gas industry uncertainty. The Board is evaluating a number of potential opportunities.

RESERVES

The Company currently only has one 50% ownership of a joint venture oil well operated in Alberta, Canada. Due to the depressed oil price and the well is not profitable, Management decided to write off its oil and gas assets and the reserve is reduced to nil.

Proved Undeveloped Reserves

As of May 31, 2016, we had no proved undeveloped reserves.

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

Third Party Reserve Audit

There is no third party reserve Audit conducted for 2016 and 2015 fiscal year.

VOLUMES AND REALIZED PRICES

The following table summarizes volumes and prices realized from the sale of oil from property in which we owned an interest during the periods stated. The table also summarizes operational costs per barrel of oil equivalent.

	Oil volume	Average realized price
For the year ended May 31, 2016	9 bbl/day	$40.29 per bbl
For the year ended May 31, 2015	9 bbl/day	$67.29 per bbl

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

MARKETING ACTIVITIES AND CUSTOMERS

Customers

The Company operates in Canada and has a sole arm’s length customer who purchased all light oil produced from the joint venture well in the fiscal year ended May 31, 2016 and 2015.

CURRENT MARKET CONDITIONS AND COMPETITION

Cyclical Seasonality of Business

There are many factors directly impact the crude oil price, such as but not limited to, world economic growth, geopolitical stabilities, technological advancements in exploration and development in energy sectors, government regulations. In the past year, crude oil price as plunged to below $40 a barrel. No consensus exists as to when and how the crude oil price will recover.

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

Competitive Conditions in the Business

The Company will no longer pursue additional business in Oil and gas Industry.

EMPLOYEES AND OFFICE SPACE

As of May 31, 2016, the Company had no full time employee. All work is completed through subcontracts. We use office space provided by our President and CEO and on rent free and month-to-month basis.

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

RISKS RELATING TO OUR BUSINESS

Our growth strategy will no longer in oil and gas industry

Our strategy is to discontinue investment in oil and gas area and will seek and evaluate other business opportunities.

Our growth strategy may not be successful.

Our strategy as described may not be successful because our strategy is not unique. For our strategies to be successful, we will need financing and available and reasonable acquision opportunities. Even the opportunity is there, competition for quality assets may increase the acquisition cost to a level that we may not be interest to acquire the assets.

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

We have no full time employee as of May 31, 2016. We expect that we will continue to require the services of independent consultants and contractors to perform various professional services. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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

Our current operations are subject to complex laws and regulations, including environmental regulations that result in substantial costs and other risks.

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

As of May 31, 2016 we do not have a stock option plan. However, in the future we may establish a Stock Option Plan to align key management interest with that of our common stockholders. Sales of the shares under the stock option plan, if established, could adversely affect the market price of our common stock, even if our business is doing well.

Our common stock is illiquid, its liquidity and value could be reduced.

Our common stocks are quoted for trading on the OTCQB, however, our stock is very thinly traded. The value of our common stocks may be significantly adversely affected.

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

HOLDERS

As of May 31, 2016, the number of record holders of our common stock was approximately 52.

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

OVERVIEW OF THE COMPANY

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. Our operations are conducted through a 100% wholly owned Ontario Corporation (also named CN Resources Inc.) which owns a producing joint venture oil well in the Redwater area in Alberta, Canada. The Parent Company has no business or financial transactions or any commercial activities.

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2016

During fiscal year ended May 31, 2016, the Company has taken a cautious approach to its development. In the fiscal year 2016, the Company has focused on preserve cash and managed risks rather than venturing into additional acquisition or drilling activities. The Company will monitor the situation carefully and act prudently and accordingly.

SUMMARY RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2016

For the year ended May 31, 2016, revenue (net of royalty expense) totaled $69,286 compared to $174,336 in the prior year. Operating loss was $37,705 compared to operating loss of $460,693 in the prior year. The changes are due to the fact that the crude oil price has dropped substantially and production decreased as well.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our activities from loans and our existing cash balance. The Company has limited capital expenditure obligations pertaining to its current operations, which allow for significant flexibility in the use of its capital resources to grow the Company in the future. Based on our existing cash position, the Company believes, for the fiscal year 2017, it has sufficient financial resources to fund its ongoing operations and to finance its core project acquisition in accordance with our growth strategies if opportunity presents itself

Uses of Funds

Capital Expenditures Plans. The Company does not face significant mandatory capital expenditure requirements to maintain its operation.

The Company’s capital expenditure is discretionary for 2017 fiscal year. Management will only commit significant capital expenditure when the right acquisition opportunity can be captured. The acquisition must be for immediate appreciation of shareholders value and with excellent cash flow, the assets must be adequate and capable to produce predictable steady cash flow in the future years.

Sources of Funds

Cash and Cash Equivalents. As at May 31, 2016, the Company had approximately $4,980,735 of cash and cash equivalents compared to $226,786 in 2015. As of May 31, 2016, we have $26,350 trade accounts receivable from our Joint Venture partner for oil sale. We normally receive full payment in arrear when joint venture billing is completed. We have no reason to believe there would be any bad debt.

The Company considers cash equivalents to be short term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

Other Sources of Financing. In addition to its existing liquid capital resources the Company has various alternatives to fund the development of its assets. These alternatives could potentially include project finance loan facility, mezzanine financing from a bank and the alternative investment markets, equity issuances or secondary offering, and potential shareholder loan from the Company’s controlling shareholder. However, there can be no guarantee that such financing opportunities will be available at the time of need or at reasonable cost to the Company.

Cash Flows

The following table presents the Company's cash flow information for the fiscal years ended:

	May 31
Cash (used in) provided by:	2016	2015
Operating activities	$(36,106)	$69,694
Investing activities	4,718,126	(5,384,136)
Financing activities	54,406	47,980
Effect of foreign currency exchange rates	17,523	(559,076)
Net (decrease) increase in cash and cash equivalents	$4,753,949	$(5,825,538)

Cash used in operating activities during the year ended May 31, 2016 was $36,106 compared to cash generated of $69,694 in 2015. The increase in cash used in operating activities primarily resulted from reduced productions and drop in crude oil price resulted in less revenue in the fiscal year.

Cash generated in investing activities during the year ended May 31, 2016 was $4,718,126, compared to cash used in investing activities of $5,384,136 in 2015 fiscal year. The cash generated in investing activities included the note receivable received in the year 2016.

Cash generated in financing activities during the year ended May 31, 2016 was $54,406 compared to $47,980 in 2015. The decrease in cash provided by financing activities primarily due to the fact that we have paid the director loan by off-setting Note Receivable from third party, and that fact that we did not go to market to raise any additional funds other than the funds provided by the president from time to time.

COMPARISON OF FINANCIAL RESULTS AND TRENDS BETWEEN FISCAL 2016 AND 2015

Oil  Sales Volumes

The following table presents oil sales volumes for the fiscal years ended:

	May 31,			Percent
	2016	2015	Difference	change
Net sales:
Oil (Mbbls)	2.8	3.3	0.5	15.15%

Sales volumes for the year ended May 31, 2016, totaled 2.8 Mboe, compared to 3.3 Mboe sold in the prior year period. The decrease is a result of normal production differentiation and not attributable to any other significant factors.

Oil and Gas Prices

The following table presents the average realized oil and gas prices for the fiscal years ended:

	May 31,			Percent
	2016	2015	Difference	change
Average realized price
Company (USD/bbl)	$31.66	67.29	(35.63)	(52.95)%

Price per bbl is converted into the USD based on average exchange rate in the year for CAD to USD as per Bank of Canada published exchange rate.

Revenues

Revenues, excluding royalty expenses, for the year ended May 31, 2016 totaled $88,640, compared to $222,380 in the prior year period, the decrease is due to the Company price drop in crude oil as well as production drop.

Operating and Other Expenses

The following table presents selected operating expenses for the fiscal years ended:

	May 31,			Percent
	2016	2015	Difference	change
Selected operating expenses:
Depletion, depreciation, amortization, and accretion	$1,092	$86,994	$(85,902)	(98.74)%
General and administrative	$38,960	$40,566	$(3,606)	(8.89)%

Selected operating expenses: ($/bbl):
Depletion, depreciation, amortization, and accretion	$0.39	$26.32	$(25.93)	(98.52)%

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

Costs related to time based stock options are recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance based options are recognized over the performance period when the achievement of the performance conditions is considered probable. Management re-assesses whether satisfaction of performance conditions are probable at the end of each reporting period. As of May 31, 2016, there were no performance based options outstanding.

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

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Previously recognized uncertain tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There are no uncertain tax positions that would meet the more-likely-than-not recognition threshold for the fiscal year ended May 31, 2016 and 2015.

Foreign Currencies and Foreign Currency Adjustment of Intercompany Loans

We account for foreign currency translation in accordance with ASC 830, Foreign Currency Translation. The functional currency of the Company’s foreign operation is the Canadian dollar. Translation adjustments result from translating our foreign subsidiary’s financial statements into United States dollars. The balance sheet accounts of our foreign subsidiary is translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity, for the year ended May 31, 0216, the accumulated other comprehensive loss was $790,882 (May 31, 2015 - $559,076) . Business is generally transacted in a single currency not requiring meaningful currency transaction costs. We do not practice hedging as the risks do not warrant the costs.

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

At May 31, 2016, the carrying value of cash and cash equivalents was approximately $4,980,735, which approximates the fair value.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company, as defined by 17 CFR § 229.10(f)(1), and therefore is not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CN Resources, Inc.

Toronto, Canada

We have audited the accompanying consolidated balance sheets of CN Resources, Inc. and its subsidiary, (collectively, the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CN Resources, Inc. and its subsidiary as of May 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 12, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CN RESOURCES INC.

Consolidated Balance Sheets

	May 31, 2016	May 31, 2015
Assets

Current assets
Cash and cash equivalents	$4,980,735	$226,786
Accounts receivable - Oil and Gas	26,351	30,229
Other receivable	1,584	7,301
Note receivable	-	5,343,704
Total current assets	$5,008,670	$5,608,020

Total assets	$5,008,670	$5,608,020

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	7,448	16,536
Due to director	45,629	367,472
Total current liabilities	53,077	384,008

Asset retirement obligation	7,282	6,190

Total liabilities	60,359	390,198

Stockholders' equity

Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive loss	(790,882)	(559,076)
Accumulated deficits	(776,007)	(738,302)
Total stockholders' equity	4,948,311	5,217,822

Total liabilities and stockholders' equity	$5,008,670	$5,608,020

The accompanying notes are an integral part of these financial statements.

CN RESOURCES INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the year	For the year
	ended	ended
	May 31, 2016	May 31, 2015

Revenue
Oil production (net of royalty)	$69,286	$174,336

Operating expenses
Depreciation, depletion and accretion	1,092	86,994
General and administrative expenses	37,178	40,751
Impairment	-	404,024
Management fee	24,000	24,000
Production costs	24,500	37,893
Professional fees	29,510	67,156
Regulatory filing	12,653	18,269
Total operating expenses	$128,933	$679,087

Interest income	21,942	44,058

Net loss	$(37,705)	$(460,693)

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	56,100,000	56,100,000

Comprehensive loss
Net loss	$(37,705)	$(460,693)
Foreign currency translation adjustment	(231,806)	(559,076)
Total comprehensive loss	$(269,511)	$(1,019,769)

The accompanying notes are integral part of these financial statements.

CN Resources, Inc

Consolidated Statement of Changes in Stockholders' Equity

For the years ended May 31, 2016 and 2015

			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at May 31, 2014	56,100,000	$561	$6,514,639	-	$(277,609)	$6,237,591

Net loss	-	-	-	-	(460,693)	(460,693)

Foreign currency translation adjustment	-	-	-	(559,076)	-	(559,076)

Balance at May 31, 2015	56,100,000	$561	$6,514,639	$(559,076)	$(738,302)	$5,217,822

Net loss	-	-	-		(37,705)	(37,705)

Foreign currency translation adjustment	-	-	-	(231,806)	-	(231,806)

Balance at May 31, 2015	$56,100,000	$561	$6,514,639	$(790,882)	$(776,007)	$4,948,311

The accompanying notes are an integral part of these financial statements

CN RESOURCES INC.

Consolidated Statements of Cash Flows

	For the year	For the year
	ended	ended
	May 31, 2016	May 31, 2015
Cash Flows From Operating Activities
Net (Loss) for the period	$(37,705)	$(460,693)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	1,092	86,994
Impairment	-	404,024
Changes in operating assets and liabilities
Accounts receivable	3,878	31,103
Other receivable	5,717	(2,318)
Accounts payable	(9,088)	10,584
Net cash used in operating activities	(36,106)	69,694

Cash Flows From Investing Activities
Notes receivable	4,718,126	(5,344,391)
Investment in oil & gas properties	-	(39,745)
Net cash used in investing activities	4,718,126	(5,384,136)

Cash Flows from Financing Activities
Proceeds from director advances	54,406	79,478
Payments to director for advances	-	(31,498)
Net cash provided (used) by financing activities	54,406	47,980

Effect of foreign currency exchange rates	17,523	(559,076)

Net increase (decrease) in cash and cash equivalents	4,753,949	(5,825,538)
Cash and cash equivalents, beginning of the period	226,786	6,052,324
Cash and cash equivalents, end of the period	$4,980,735	$226,786

Supplemental cash disclosure
Cash paid for interest payments	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activity
Proceeds paid directly to Oliver Xing for payable	$376,249	$-

The accompanying notes are an integral part of these financial statements

CN RESOURCES INC.

Notes to the Consolidated Financial Statements

May 31, 2016 and 2015

1. ORGANIZATION BUSINESS OPERATIONS AND GOING CONCERN

CN RESOURCES INC. (“the Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company has a 50% ownership of a joint venture oil well located in Alberta, Canada and generates oil revenue entirely from this well. The Company is evaluating other business opportunities at present to build shareholder value.

The going concern note was removed in 2016 due to the fact that management believes the Company has enough cash in hand to execute its planned corporate strategies for the next fiscal year. The Company has commercial production of oil and generates revenue to help funding its daily operations. The combined cash on hand and cash flow from oil revenue warrant us to remove the going concern note.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary (also named CN Resources Inc.). All inter-company amounts and transactions are eliminated,

Allowance for Doubtful Accounts Policy

The Company periodically, on a quarterly basis, evaluates the collectability and timing of its accounts receivables, and if evidences suggest that collection of receivables is in doubt, management will provide an allowance based on the circumstances and the customers past payment histories.

Foreign currency translation

We account for foreign currency translation in accordance with ASC 830, Foreign Currency Translation. The functional currency of the Company’s foreign operation is the Canadian dollar. Translation adjustments result from translating our foreign subsidiary’s financial statements into United States dollars. The balance sheet accounts of our foreign subsidiary is translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity, for the year ended May 31, 0216, the accumulated other comprehensive loss was $790,882 (May 31, 2015 - $559,076) . Business is generally transacted in a single currency not requiring meaningful currency transaction costs. We do not practice hedging as the risks do not warrant the costs.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumption that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experiences and other relevant facts and circumstance. Actual results could differ from those estimates.

Cash and Cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Income taxes

The Company files all its corporate taxes on time and is in full compliance with applicable tax acts and regulations. For taxation years ended May 31, 2014, 2015 and 2016, the tax returns will be statutory barred after August 31, 2017, 2018 and 2019 respectively.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company follows ASC 740 “Accounting for Income Taxes,” under which the Company computes tax assets benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in the future years.

Deferred Income taxes

	2016	2015
Loss before income tax	$502,180	$460,693
Statutory Federal and Provincial tax rate	34%	34%
Deferred Income Tax benefits	133,078	123,086
Valuation allowance	(133,078)	(123,086)
Deferred Income Tax Benefit	$ nil	$ nil

Loss carry forward expiry date

Expiry date	Expiry amount
May 31, 2031	$21,433
May 31, 2032	$124,514
May 31, 2033	$92,510
May 31, 2034	$3,782
May 31, 2035	$460,693
May 31, 2036	$37,705

At May 31, 2016, the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. Interest and penalties related to income tax matters are recognized in income tax expenses. As of May 31, 2016 there are no liabilities related to uncertain tax positions.

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

Revenue Recognition

We recognize oil and gas revenue from interests in producing well as the oil and gas is sold. Revenue from the purchase, transportation, and sale of oil and natural gas is recognized upon completion of the sale and when transported volumes are delivered. The Company’s oil revenue is entirely from one well and from one customer in Alberta, Canada.

Oil and Gas Property and impairment of Long lived Assets

Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Oil and gas leasehold acquisition costs are capitalized leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon achievement of all conditions necessary for the classification of reserves as proved, the associated leasehold costs are reclassified to proved properties.

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

When circumstances indicate that an asset may be impaired, CN Resources compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on CN Resources’ estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. During the years ended May 31, 2016 and 2015, CN Resources recorded impairment expense of $0 and $404,024, respectively. The impairment was fully recognized in the fiscal year ended may 31, 2015.

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

3. BASIS OF PRESENTATION

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

4. OIL AND GAS PROPERTIES

There is no additional capital spending in fiscal year ending May 31, 2016 for the joint venture well in operation primarily due to continued depressed crude price and the prolonged supply glut. The joint venture well is currently in commercial production but no aggressive spending was initiated. The Company has accounted for the cost of this oil and gas property as proved properties.

5. ASSETS RETIREMENT OBLIGATION

Our asset retirement obligations ("AROs") consist primarily of estimated future costs associated with the plugging and abandonment of oil and gas properties. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions, and judgments regarding such factors as costs to satisfy plugging and abandonment and other obligations, future advances in technology, timing of settlements, the credit-adjusted risk-free rate, and inflation rates. In periods subsequent to the initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increase in the ARO liability due to the passage of time impacts operating results as accretion expense. The related capitalized cost, net of estimated salvage values, including revisions thereto, is charged to expense over the life of the oil and gas property.

6. DUE TO DIRECTOR

The director loans the company money from time to time on an interest-free due-on-demand basis. As of May 31, 2016 and 2015, the total amount advanced and unpaid is $45.629 and $367,472, respectively.

The Company is currently using the office space from its President and CEO and on rent free basis, the President is also provided telephone and administrative services for the Company on free basis, however, there is no agreement or guarantee that the President will provide the free services for any specific period of time. The president has advanced large sum of money in the past fiscal year and the President agreed to be paid by the Note receivable from 3rd party. As a result, the $376,249 was paid through the Note Receivable for the year ended May 31, 2016.

7. NOTE RECEIVABLE

On November 13, 2014, the Company provided a loan in the amount of $1,412,000 (CAD $1,600,000) to an arm’s length party with an interest of 7% per annum. On January 12, 2015 and January 21, 2015, the Company provided a further $4,329,730 (CAD $5,100,000) to the same third party with an interest of 7% per annum. These loans are unsecured and due on demand. As of November 30, 2015, we have received complete payment for the Note receivable, and no amount is outstanding. In the note receivable, $376,249 was used to pay off the outstanding director loan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2016, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of August 29, 2016, the Company’s internal control over financial reporting were ineffective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended May 31, 2016, that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present officer and director is set forth below:

Name	Age	Office Held	Length of Service as Officer
Ruzhen Wang	56	Chairman and Director	Since May 1, 2014
Rose Huang	58	Director	Since May 1, 2014
Oliver Xing	52	Director, President and Chief Executive Officer	Since May 18, 2010 inception of the Company

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending May 31, 2016 for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-
						Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Oliver Xing	2016	0	0	0	0	0	0	60,000	60,000
President & CEO	2015	0	0	0	0	0	0	60,000	60,000
	2014	0	0	0	0	0	0	60,000	60,000

The $60,000 was payable to Mr. Xing in 2016 and 2015 was for overall responsibility in administering the Company operations and for sourcing and evaluating mineral properties and general and administrative duties.

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception on May 17, 2010 to May 31, 2016.  Since that time, we have not paid any compensation to Mr. Xing or any director any fee in the capacity as a director.

Director Compensation

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Oliver Xing	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0

Ruzhen Wang	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0

Rose Huang	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0

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

	Number of	Percentage of
Name and Address Beneficial Ownership	Restricted Shares	Restricted Shares
	Owned beneficially	Owned beneficially

Oliver Xing	9,500,000	16.93%
Toronto, Ontario

Ruzhen (Jenny) Wang	39,000,000	69.52%
Markham, Ontario

Rose Huang	-	-
Toronto, Ontario

Total common stocks issued and outstanding	56,100,000

All Officers and Director-as a Group (3 people)	48,500,000	86.45%

Mr. Xing’s beneficial ownership includes 2,000,000 restricted common shares held through 1547698 Ontario Limited, representing 11.14% of total issued and outstanding capital stocks of the Company.

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

Further, Mr. Xing has advanced funds to us for some of our needs. As of May 31, 2016, Mr. Xing has outstanding advances to us in the amount of $45,629 (May 31, 2015 - $367,472).  There is no due date for the repayment of the funds advanced by Mr. Xing.  Mr. Xing will be repaid from revenues or operations if and when we generate revenues to pay the obligation.  The obligation to Mr. Xing does not bear interest.  Money advanced by Mr. Xing will be repaid from the proceeds of any financing or from working capital when available and on demand.

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

2016	$26,000	MaloneBailey, LLP
2015	$28,400	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of September, 2016.

CN RESOURCES INC.
(the “Registrant”)

BY:	/s/ OLIVER XING
Oliver Xing, President, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ OLIVER XING	President, Principal Executive Officer, Secretary,	September 12, 2016
Oliver Xing	Treasurer, Principal Financial Officer, Principal
Accounting Officer and member of the Board
of Directors

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

