Form 10-Q
period 2016-08-31
CN Resources Inc.
filed 2016-10-18
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  AUGUST 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of October 18, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CN RESOURCES INC.

Consolidated Balance Sheets

Unaudited

	August 31, 2016	May 31, 2016
Assets

Current assets
Cash and cash equivalents	$4,959,556	$4,980,735
Accounts receivable - Oil and Gas	19,525	26,351
Other current assets	11,510	1,584
Total current assets	$4,990,591	$5,008,670

Total assets	$4,990,591	$5,008,670

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	100	7,448
Due to director	69,401	45,629
Total current liabilities	69,501	53,077

Asset retirement obligation	7,555	7,282

Total liabilities	77,056	60,359

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive loss	(808,137)	(790,882)
Accumulated deficits	(793,528)	(776,007)
Total stockholders' equity	4,913,535	4,948,311

Total liabilities and stockholders' equity	$4,990,591	$5,008,670

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	August 31	August 31
	2016	2015

Revenue
Oil production (net of royalty)	$11,708	$24,054

Operating expenses
Accretion expenses	$273	273
Bank service charge	$79	54
Production cost	$12,686	3,641
General and administrative expenses	$9,000	9,000
Management fee	$6,000	6,000
Professional fees	$-	7,000
Regulatory filing	$10,100	8,050
Total operating expenses	$38,138	34,018

Interest income	$8,909	969

Net loss for the period	$(17,521)	$(8,995)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Comprehensive income:
Net income (loss)	$(17,521)	$(8,995)
Foreign currency translation adjustment	$(17,255)	(277,289)
Total comprehensive income (loss)	$(34,776)	(286,284)

Weighted average common shares outstanding - basic and diluted	$56,100,000	56,100,000

The accompanying notes are integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three Months	For the three Months
	ended	ended
	August 31, 2016	August 31, 2015

Cash Flows From Operating Activities
Net loss for the period	$(17,521)	$(8,995)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	273	-
Changes in operating assets and liabilities
Accounts receivable	6,826	(11,409)
Other current assets	(9,926)	933
Accounts payable	(7,348)	4,812
Net cash used in operating activities	(27,696)	(14,659)

Cash Flows from Investing Activities
Notes receivable	-	3,979,349
Net cash provided by investing activities	-	3,979,349

Cash Flows from Financing Activities
Proceeds from Director advances	23,772	9,388
Net cash provided by financing activities	23,772	9,388
Effective of foreign currency rates	(17,255)	(277,289)
Net increase (decrease) in cash and cash equivalents	(21,179)	3,974,078
Cash and cash equivalents, beginning of the period	4,980,735	226,786
Cash and cash equivalents, end of the period	4,959,556	3,923,575

Supplemental cash disclosure
cash paid for interest payment	$-	$-
cash paid for tax	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

CN RESOURCES INC.

Notes to the Consolidated Financial Statements

(Unaudited)

August 31, 2016

1. BUSINESS OPERATIONS

CN Resources Inc. is an independent energy company engaged in the exploration, development, production, and sale of crude oil. Our operations are conducted through a 100% wholly owned Ontario Corporation (also named CN Resources Inc.) which owns a producing joint venture oil well in the Redwater area in Alberta, Canada.

2. BASIS OF PRESENTATION

Recent Accounting Pronouncements

There are no new accounting pronouncements issued or effective that had, or are expected to have, a material impact on the Company’s financial statements.

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

3. DUE TO DIRECTORS

A director loans the Company money from time to time on an interest-free due-on-demand basis and, as of August 31, 2016 total amount advanced was $69,401(May 31, 2016 - $45,629). The Company pays a monthly management fee of $2,000 to the Director since the inception of the Corporation.

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

During the Quarter ended August 31, 2016, Crude oil price is still depressed at an historical low level with WTI of $40 to $50 per barrel, the Board of Directors has decided to take a cautious approach to further investments in this sector until a clear visibility can be obtained before venturing into any capital commitment.

The Company’s immediate core strategy is to create and enhance shareholder value by acquiring sustainable business with stable cash flow. The Company will not acquire any business in early stage of development.

Results of Operations

The following is a discussion of our results of operations, financial condition and capital resources. You should read this discussion in conjunction with our Financial Statements and the Notes thereto contained elsewhere in this Form 10-Q. Comparative results of operations for the periods indicated are discussed below.

The following table sets forth certain of our oil operating information for the three months ended August 31, 2016 and August 31, 2015.

	August 31, 2016	August 31, 2015
Production revenue (net of royalty)	$11,708	$24,054
Production cost	$12,686	$3,641

The decrease in production and revenue is due to the crude price depression caused production to drop and revenue to decrease because the incentive to increase production is not present. The increase in production costs are due to some vendor invoices were not entered into prior periods because of the third party invoices late. However, this is not unusual for oil and gas industry in Canada and it is beyond the Company’s control.

For the period three-month period ended August 31, 2016, the following table indicates major variances compared with previous period. The other expense items on the Consolidated Statements of Operations have no material variances.

	August 31, 2016	August 31, 2015
Regulatory fee	$10,100	$8,050
Professional fee	$-	$7,000

The regulatory fee increase is due to small fee increase in the fiscal year. The professional fee was due to timing difference, the Company received the fee invoice after August 31, 2016.

Cash Flow Analysis

For the three months ended August 31, 2016, we used $27,696 cash in operating activities (August 31, 2015 - $(14,659)), cash generated from investing activities is $nil (August 31, 2015 - $3,979,349) and Cash flow generated from financing activities is $23,772(August 31,2015 - $9,388).

Liquidity and Capital Resources

At August 31, 2016, we have cash and cash equivalents on hand of $4,959,556(May 31, 2016 - $4,980,735), oil revenue receivable of $19,524 (May 31, 2016 - $26,351). We have accounts payable of $100(May 31, 2016 – $7,448) and we have no other material debts to anyone.

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

There were no material changes in our internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended August 31, 2016.

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

CN Resources Inc.

Date: October 18, 2016	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

