Form 10-Q
period 2016-11-30
CN Resources Inc.
filed 2017-01-23
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  NOVEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of January 23, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CN RESOURCES INC.
Consolidated Balance Sheets
Unaudited

	November 30, 2016	May 31, 2016
Assets

Current assets
Cash and cash equivalents	$2,847,785	$4,980,735
Accounts receivable - Oil and Gas	21,036	26,351
Investment	1,986,810	-
Other current assets	4,551	1,584
Total current assets	$4,860,182	$5,008,670

Total assets	$4,860,182	$5,008,670

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	12,481	7,448
Due to director	76,464	45,629
Total current liabilities	88,945	53,077

Asset retirement obligation	7,828	7,282

Total liabilities	96,773	60,359

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated other comprehensive loss	(938,934)	(790,882)
Accumulated deficits	(812,857)	(776,007)
Total stockholders' equity	4,763,409	4,948,311

Total liabilities and stockholders' equity	$4,860,182	$5,008,670

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015

Revenue
Oil production (net of royality)	$11,077	$19,898	$22,786	$43,952

Operating expenses
Accretion expenses	273	273	546	546
Bank service charge	25	49	104	103
Production cost	5,434	10,510	18,120	11,328
General and administrative expenses	9,000	9,000	18,000	18,000
Management fee	6,000	6,000	12,000	12,000
Professional fees	18,574	7,687	18,574	17,510
Regulatory filing	1,633	2,158	11,733	10,208
Total operating expenses	40,939	35,677	$79,077	69,695

Interest income	10,532	2,592	$19,441	3,561

Net loss for the period	$(19,330)	$(13,187)	$(36,850)	$(22,182)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Comprehensive income:
Net income (loss)	$(19,330)	$(13,187)	$(36,850)	$(22,182)
Foreign currency translation adjustment	(130,797)	(28,807)	(148,052)	(306,096)
Total comprehensive income (loss)	(150,127)	(41,994)	(184,902)	(328,278)

Weighted average common shares outstanding - basic and diluted	56,100,000	56,100,000	56,100,000	56,100,000

The accompanying notes are integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months	For the Six Months
	ended	ended
	November 30, 2016	November 30, 2015

Cash Flows From Operating Activities
Net loss for the period	$(36,850)	$(22,182)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	546	546
Changes in operating assets and liabilities
Accounts receivable	5,315	(2,447)
Other current assets	(2,967)	5,307
Accounts payable	5,033	5,643
Net cash used in operating activities	(28,923)	(13,133)

Cash Flows from Investing Activities
Purchase of investment	(1,986,810)	4,718,126
Net cash provided by investing activities	(1,986,810)	4,718,126

Cash Flows from Financing Activities
Proceeds from Director advances	30,835	20,928
Net cash provided by financing activities	30,835	20,928
Effective of foreign currency rates	(148,052)	(56,767)
Net increase (decrease) in cash and cash equivalents	(2,132,950)	4,669,154
Cash and cash equivalents, begininng of the period	4,980,735	226,786
Cash and cash equivalents, end of the period	2,847,785	4,895,940

Supplemental cash disclosure
Cash paid for interest payment	$-	$-
Cash paid for tax	$-	$-

Non cash transaction	$-	$376,249

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

CN RESOURCES INC.

Notes to the Consolidated Financial Statements

(Unaudited)

November 30, 2016

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

3. INVESTMENT

At the end of quarter, the Company made an investment in DX Mortgage Income Fund, an unrelated party, in the amount of CAD $2,700,000 (USD1,986,810), with an annualized interest rate payment of approximately 6%. The investment is redeemable at anytime by written notice to the fund manager.

4. DUE TO DIRECTORS

A director loans the Company money from time to time on an interest-free due-on-demand basis and, as of November 30, 2016 total amount advanced was $76,464 (May 31, 2016 - $45,629). The Company pays a monthly management fee of $2,000 to the Director since the inception of the Corporation,

The Company is currently using the office space from its President and CEO and on rent free basis, the President is also provided telephone and administrative services for the Company on free basis, however, there is no agreement or guarantee that the President will provide the free services for any specific period of time.

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

During the Quarter ended November 30, 2016, Crude oil price is still depressed at an historical low level with WTI of $45 to $53 per barrel, the Board of Directors has decided to take a cautious approach to further investments in this sector until a clear visibility can be obtained before venturing into any capital commitment.

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

The following table sets forth certain of our oil operating information for the three-month and six-month ended November 30, 2016 and November 30, 2015.

	Three-month ended		Six-month ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Production revenue (net of royalty)	$11,077	$19,898	$22,786	$43,952

Production cost	$5,434	$10,510	$18,120	$11,328

The decrease in production and revenue for the three-month and six-month periods ended November 30, 2016 and November 30, 2015 is due to the crude price depression caused production to drop and revenue to decrease because the incentive to increase production is not present. The decrease in production costs are due to production volume is slightly lower for the quarter ended November 30, 2016 and November 30, 2015.

For the period three-month and six-month periods ended November 30, 2016 and November 30, 2015, the following table indicates major variances compared with previous period. The other expense items on the Consolidated Statements of Operations have no material variances.

	Three-month ended		Six-month ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Professional fee	$18,574	$7,687	$18,574	$17,510

The professional fee increase in the three-month period ended on November 30, 2016 as compared with the three-month ended November 30, 2015 was due to timing difference, the Company received our auditing firm fee invoice in the quarter ended November 30, 2016. For the six-month period ended November 30, 2016, the professional fee did not change materially.

Cash Flow Analysis

For the six months ended November 30, 2016, we used $28,923 cash in operating activities (November 30, 2015 - $(13,133)), cash used in investing activities is $1,986,810 (November 30, 2015 – ($4,718,126)) and Cash flow generated from financing activities is $30,835 (November 30, 2015 - $20,928).

Liquidity and Capital Resources

At November 30, 2016, we have cash and cash equivalents on hand of $2,847,785 (May 31, 2016 - $4,980,735), oil revenue receivable of $21,036 (May 31, 2016 - $26,351). We have short-term investment of $1,986,810 (May 31, 2016 - $ nil). We have accounts payable of $12,481 (May 31, 2016 – $7,448) and we have no other material debts to anyone.

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

There were no material changes in our internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended November 30, 2016.

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

CN Resources Inc.

Date: January 23, 2017	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors