Form 10-Q
period 2017-02-28
CN Resources Inc.
filed 2017-04-14
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of April 14, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CN RESOURCES INC.

Consolidated Balance Sheets

Unaudited

	February 28, 2017	May 31, 2016
Assets

Current assets
Cash and cash equivalents	$2,883,145	$4,980,735
Accounts receivable - Oil and Gas	26,089	26,351
Investment	2,037,960	-
Other current assets	4,513	1,584
Total current assets	$4,951,707	$5,008,670

Total assets	$4,951,707	$5,008,670

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	1,416	7,448
Due to director	91,474	45,629
Total current liabilities	92,890	53,077

Asset retirement obligation	8,091	7,282

Total liabilities	100,981	60,359

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive loss	(878,671)	(790,882)
Accumulated deficits	(785,803)	(776,007)
Total stockholders' equity	4,850,726	4,948,311

Total liabilities and stockholders' equity	$4,951,707	$5,008,670

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue
Oil production (net of royality)	$19,325	$9,822	$42,112	$53,774

Operating expenses
Accretion expenses	263	-	809	-
Bank service charge	55	102	159	205
Production cost	7,934	5,820	26,054	17,148
General and administrative expenses	9,005	9,000	27,005	27,546
Management expenses	6,000	6,000	18,000	18,000
Professional fees	3,750	8,250	22,324	25,760
Regulatory filing	901	2,031	12,634	11,160
Total operating expenses	27,908	31,203	$106,985	99,819

Interest income	35,636	30	$55,077	3,591

Net income (loss) for the period	$27,053	$(21,351)	$(9,796)	$(42,454)

Loss per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Comprehensive income:
Net income (loss)	$27,053	$(21,351)	$(9,796)	$(42,454)
Foreign currency translation adjustment	60,263	(73,360)	(87,789)	(379,456)
Total comprehensive income (loss)	87,316	(94,711)	(97,585)	(421,910)

Weighted average common shares outstanding - basic and diluted	56,100,000	56,100,000	56,100,000	56,100,000

The accompanying notes are integral part of these unaudited interim consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine Months	For the nine Months
	ended	ended
	February 28, 2017	February 29, 2016

Cash Flows From Operating Activities
Net loss for the period	$(9,796)	$(42,454)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion	809	819
Changes in operating assets and liabilities
Accounts receivable	262	7,469
Other current assets	(2,929)	5,572
Accounts payable	(6,032)	(2,878)
Net cash used in operating activities	(17,686)	(31,472)

Cash Flows from Investing Activities
Note receivable	-	4,718,126
Investment	(2,037,960)	-
Net cash provided (used) in investing activities	(2,037,960)	4,718,126

Cash Flows from Financing Activities
Proceeds from Director advances	45,845	27,773
Net cash provided by financing activities	45,845	27,773

Effective of foreign currency rates	(87,789)	(130,127)
Net increase (decrease) in cash and cash equivalents	(2,097,590)	4,584,300
Cash and cash equivalents, beginning of the period	4,980,735	226,786
Cash and cash equivalents, end of the period	2,883,145	4,811,086

Supplemental cash disclosure
cash paid for interest payment	$-	$-
cash paid for tax	$-	$-

Non-cash transaction, proceeds from Note Receivable paid director loan	$-	$376,249

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

CN RESOURCES INC.

Notes to the Consolidated Financial Statements

(Unaudited)

February 28, 2017

1. BUSINESS OPERATIONS

CN Resources Inc. (the “Company”) is an independent energy company engaged in the exploration, development, production, and sale of crude oil. Our operations are conducted through a 100% wholly owned Ontario Corporation (also named CN Resources Inc.) which owns a producing joint venture oil well in the Redwater area in Alberta, Canada.

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

3. INVESTMENT

The Company investment is recorded at cost. The investment is redeemable with three-month written notice and is at the sole discretion of the Company. Therefore, the Company recorded its investment at its cost.

At the end of quarter, the Company made an investment in DX Mortgage Income Fund, an unrelated party, in the amount of CAD $2,700,000 (USD $2,040,060), with an annualized interest rate payment of approximately 6%. The investment is redeemable at any time by written notice to the fund manager. The Company has received interest income of CAD $40,500 (USD $30,780) in the quarter ended February 28, 2017.

4. DUE TO DIRECTORS

A director loans the Company money from time to time on an interest-free due-on-demand basis and, as of February 28, 2017 total amount advanced was $91,474 (May 31, 2016 - $45,629). The Company pays a monthly management fee of $2,000 to the Director since the inception of the Corporation,

The Company is currently using the office space from its President and CEO and on rent free basis, the President is also provided telephone and administrative services for the Company on free basis, however, there is no agreement or guarantee that the President will provide the free services for any specific period of time.

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

During the quarter ended February 28, 2017, Crude oil price is still depressed at an historical low level with WTI of $46 to $54 per barrel, the Board of Directors has decided to take a cautious approach to further investments in this sector until a clear visibility can be obtained before venturing into any capital commitment.

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

The following table sets forth certain of our oil operating information for the three-month and nine-month ended February 28, 2017 and February 29, 2016

	Three-month ended		Nine-month ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Production revenue (net of royalty)	$19,325	$9,822	$42,112	$53,774
Production cost	$7,934	$5,820	$26,054	$17,148

The increase in production and revenue for the three-month period ended February 28, 2017 compared with February 29, 2016 is due to slight increase in well production volume. The overall decrease for the nine-month period ended February 28, 2017 compared with the nine-month period ended February 29, 2016 is primarily due to the continued depression in crude price.

For the three-month and nine-month periods ended February 28, 2017 and February 29, 2016, the following table indicates major variances compared with previous period. The other expense items on the Consolidated Statements of Operations have no material variances.

	Three-month ended		Nine-month ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Professional fee	$3,750	$8,250	$22,324	$25,760

The professional fee decrease in the three-month period ended February 28, 2017 as compared with the three-month period ended February 29, 2016 was due to timing difference. For the nine-month period ended February 28, 2017, the professional fee did not change materially.

Cash Flow Analysis

For the nine months ended February 28, 2017, we used $17,686 cash in operating activities (February 29, 2016 - $(31,472), cash used in investing activities is $2,037,960 (February 29, 2016 – ($4,718,126)) and cash flow generated from financing activities is $45,845 (February 29, 2016 - $27,773).

Liquidity and Capital Resources

At February 28, 2017, we have cash and cash equivalents on hand of $2,883,145 (May 31, 2016 - $4,980,735), oil revenue receivable of $26,089 (May 31, 2016 - $26,351). We have short-term investment of $2,037,960 (May 31, 2016 - $ nil). We have accounts payable of $1,416 (May 31, 2016 – $7,448) and we have no other material debts to anyone.

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

There were no material changes in our internal control over financial reporting during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended February 28, 2017

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

CN Resources Inc.

Date: April 14, 2017	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

