Form 10-K
period 2017-05-31
CN Resources Inc.
filed 2017-09-13
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As at November 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity was $500,000.

At September 13, 2017, 56,100,000 shares of the registrant’s common stock were outstanding.

PART I

ITEMS 1 BUSINESS AND PROPERTY GENERAL

CN Resources Inc. (the “Company” or “CNRR” or “we” or “us”) was incorporated in Nevada of the United States of America on May 18, 2010.The Company currently owns oil well properties in Alberta, Canada. The Company is actively assessing business opportunities including opportunities to pursue potential investment in areas other than the oil and gas industry.

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

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2017

During fiscal year 2017, the Company adopted a defensive approach and has been watching the oil and gas industry very closely. The Board has decided to pursue investment opportunities in other area.

Our Company is a small but financially sound company, our philosophy is to take a measured risk approach to our growth, As a result, the Company has taken a prudent step by evaluating various alternative growth strategies in the coming year.

Financial Performance

Revenues For the fiscal year ended May 31, 2017, revenues, net of royalty, totaled $66,526 compared to $69,286 in the prior year. The decrease in the Company’s revenue is due to the crude price decrease and production decrease in 2017, and the fact that there is no additional capital investment in the oil well.

Investment Income For the fiscal year ended May 31, 2017, investment interest income totaled $88,091 compared to $21,942 in prior year. The increase is due to management’s decision to enhance cash management in the 2nd quarter in fiscal year ended May 31, 2017.

Net Income and Earnings per Share. For the fiscal year ended May 31, 2017, net income was $19,631 ($0.00 /basic share), compared to net loss of $37,705 ($(0.00)/basic share) for the prior fiscal year ended May 31, 2016. The net income result is primarily due to interest income generated from the Company’s short-term investment.

Cash. As of May 31, 2017, the Company had $2,606,586 in cash and cash equivalents as compared to $4,980,735 at the end of the prior fiscal year. The decrease is primarily due to the Company has used the cash to invest in short-term investment.

OUTLOOK FOR FISCAL YEAR 2018

The Board has decided to pursue potential investment opportunities in other area(s) rather than in the oil and gas industry. The Board is evaluating a number of potential opportunities with a view to effect an acquisition transaction in 2018. The Company will take an active approach to its cash management to generate income.

RESERVES

Estimates of reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.

Oil and Gas
Proved developed and producing (PDP)	nil	nil
Proved plus Probable Producing	nil	nil

The Company’s proved developed reserves in Canada consist of only one location at Redwater, Alberta, Canada.

Proved Undeveloped Reserves

As of May 31, 2017, we had no proved undeveloped reserves.

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

The reserve estimate for 2017 and 2016 was not conducted as the impairment was provided in full in prior years.

Third Party Reserve Audit

There is no third party reserve audit conducted for the 2017 and 2016 fiscal years.

VOLUMES AND REALIZED PRICES

The following table summarizes volumes and prices realized from the sale of oil from property in which we owned an interest during the periods stated. The table also summarizes operational costs per barrel of oil equivalent.

	Oil volume	Average realized price
For the year ended May 31, 2017	9 bbl/day	$40.00 per bbl
For the year ended May 31, 2016	9 bbl/day	$40.29 per bbl

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

MARKETING ACTIVITIES AND CUSTOMERS

Customers

The Company operates in Canada and has a sole arm’s length customer who purchased all light oil produced from the joint venture well in the fiscal year ended May 31, 2017 and 2016.

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

Demand and prices for oil and gas can also be impacted by seasonal factors. Increased demand for heating oil in the winter and gasoline during the summer driving season can positively impact the price of oil during those times. Unusual weather patterns can increase or dampen normal price levels. Our ability to carry out drilling activities can be adversely affected by weather conditions during winter months in Alberta, Canada. In general, the Company’s working capital balances are not materially impacted by seasonal factors.

The Company faces enormous uncertainties in the oil industry and at present we do not foresee the oil price recover any time soon. The Company will proceed with caution in the oil development space.

Competitive Conditions in the Business

The Company will no longer pursue additional business in Oil and gas Industry.

EMPLOYEES AND OFFICE SPACE

As of May 31, 2017, the Company had no full time employee. All work is completed through subcontracts. We use office space provided by our President and CEO on a rent free and month-to-month basis.

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

Our strategy as described may not be successful because our strategy is not unique. For our strategies to be successful, we will need financing and available and reasonable acquisition opportunities. Even the opportunity is there, competition for quality assets may increase the acquisition cost to a level that we may not be interest to acquire the assets.

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

We have no full time employee as of May 31, 2017. We expect that we will continue to require the services of independent consultants and contractors to perform various professional services. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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

As of May 31, 2017 we do not have a stock option plan. However, in the future we may establish a Stock Option Plan to align key management interest with that of our common stockholders. Sales of the shares under the stock option plan, if established, could adversely affect the market price of our common stock, even if our business is doing well.

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

Shanghai Yuankai Group Co., Ltd. owns 39,000,000 shares of our common stock. The concentration of ownership and voting power with Shanghai Yuankai makes it difficult for any other holder or group of holders of our common stock to be able to affect the way we are managed or the direction of our business. The interests of Shanghai Yuankai with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. This continued concentration of ownership will make it difficult for another company to acquire us and for stockholders to receive any related takeover premium unless Shanghai Yuankai approves the acquisition.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 3: LEGAL PROCEEDINGS

As of the filing date of this report, there are no pending legal proceedings against the Company.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PRINCIPAL MARKET

Our common stock is traded on OTCQB under the symbol CNRR. Our stocks are very thinly traded and did not change over time in the past year.

HOLDERS

As of May 31, 2017, the number of record holders of our common stock was approximately 52.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

The following discussion and analysis presents management’s perspective of our business, financial condition, and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition, and outlook for the future, and should be read in conjunction with Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Forward looking statements are not guarantees of future performance, and our actual results may differ significantly from the results expressed or implied in the forward looking statements. See “Forward Looking Statements” at the end of this section. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A: Risk Factors of this Form 10-K. We assume no obligation to revise or update any forward looking statements for any reason, except as required by law.

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

SIGNIFICANT DEVELOPMENTS IN FISCAL YEAR 2017

During fiscal year ended May 31, 2017, the Company has taken a cautious approach to its development. In the fiscal year 2017, the Company has focused on preserve cash and managed risks rather than venturing into additional acquisition or drilling activities. The Company will monitor the situation carefully and act prudently and accordingly.

SUMMARY RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2017

For the year ended May 31, 2017, revenues totaled $66,526 compared to $69,286 in the prior year. Operating income was $19,631 compared to operating loss of $37,705 in the prior year. The changes are due to interest income generated from investment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our activities from loans and our existing cash balance. The Company has limited capital expenditure obligations pertaining to its current operations, which allow for significant flexibility in the use of its capital resources to grow the Company in the future. Based on our existing cash position, the Company believes, for the fiscal year 2018, it has sufficient financial resources to fund its ongoing operations and to finance its core project acquisition in accordance with our growth strategies if opportunity presents itself

Uses of Funds

Capital Expenditures Plans. The Company does not face significant mandatory capital expenditure requirements to maintain its operation.

The Company’s capital expenditure is discretionary for 2018 fiscal year. Management will only commit significant capital expenditure when the right acquisition opportunity can be captured. The acquisition must be for immediate appreciation of shareholders value and with excellent cash flow, the assets must be adequate and capable to produce predictable steady cash flow in the future years.

Sources of Funds

Cash and Cash Equivalents. As at May 31, 2017, the Company had approximately $2,606,586 of cash and cash equivalents compared to $4,980,735 in 2016. As of May 31, 2017, we have $31,315 trade accounts receivable from our Joint Venture partner for oil sale. We normally receive full payment in arrear when joint venture billing is completed. We have no reason to believe there would be any bad debt.

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

Cash Flows

The following table presents the Company’s cash flow information for the fiscal years ended:

	May 31
Cash (used in) provided by:	2017	2016
Operating activities	$76,293	$(36,106)
Investing activities	(2,285,160)	4,718,126
Financing activities	-	54,406
Effect of foreign currency exchange rates	(165,282)	17,523
Net (decrease) increase in cash and cash equivalents	$(2,374,149)	$4,753,949

Cash generated in operating activities during the year ended May 31, 2017 was $76,293, compared to cash used of $36,106 in 2016. The increase in cash generated in operating activities primarily resulted from interest income generated from short-term investment.

Cash used in investing activities during the year ended May 31, 2017 was $2,285,160, compared to cash generated in investing activities of $4,718,126 in 2016 fiscal year.

Cash generated in financing activities during the year ended May 31, 2017 was $nil compared to $54,406 in 2016. The increase in cash provided by financing activities primarily due to the fact that funds provided by the president from time to time increased in 2017.

COMPARISON OF FINANCIAL RESULTS AND TRENDS BETWEEN FISCAL 2017 AND 2016

Oil Sales Volumes

The following table presents oil sales volumes for the fiscal years ended:

	May 31,			Percent
	2017	2016	Difference	change
Net sales:
Oil (Mbbls)	2.7	2.8	(0.10)	(3.57%)

Sales volumes for the year ended May 31, 2017, totaled 2.7 Mboe, compared to 2.8 Mboe sold in the prior year period. The decrease is a result of normal production differentiation and not attributable to any other significant factors.

Oil and Gas Prices

The following table presents the average realized oil and gas prices for the fiscal years ended:

	May 31,			Percent
	2017	2016	Difference	change
Average realized price
Company (USD/bbl)	$31.60	31.66	(0.06)	(0.2)%

Price per bbl is converted into the USD based on average exchange rate in the year for CAD to USD as per Bank of Canada published exchange rate.

Revenues

Revenues, excluding royalty expenses, for the year ended May 31, 2017 totaled $87,038, compared to $88,640 in the prior year period, the decrease is due to the Company price drop in crude oil as well as production drop.

Operating and Other Expenses

The following table presents selected operating expenses for the fiscal years ended:

	May 31,			Percent
	2017	2016	Difference	change
Selected operating expenses:
Depletion, depreciation, amortization, and accretion	$1,091	$1,092	$(0)	(0)%
General and administrative	$36,184	$37,178	$(994)	(2.67)%

Selected operating expenses: ($/bbl):
Depletion, depreciation, amortization, and accretion	$0.39	$0.39	$(0)	(0)%

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

Oil and Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and the assessment of impairment. As a result, adjustments to depletion and evaluation of impairment are made concurrently with changes to reserves estimates. Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”). Our independent third party engineering firms adhere to the same guidelines when auditing our reserve reports. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the reserves estimates. Estimates prepared by others may be higher or lower than our estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. As a result, material revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserves estimates represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in our financial statements.

Depreciation, Depletion, and Amortization. The provision for depletion of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method and is dependent upon our estimates of total proved and proved developed reserves, which estimates incorporate various assumptions regarding future development and abandonment costs as well as our level of capital spending. If the estimates of total proved or proved developed reserves decline, the rate at which we record depreciation, depletion and amortization (“DD&A”) expense increases, which in turn, increases DD&A expense. This decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates with a high level of precision as such quantities are dependent on the success of our exploitation and development program, as well as future economic conditions.

Impairment of Oil and Gas Properties. Oil and gas properties are assessed quarterly, or more frequently as economic events dictate, for potential impairment. Any impairment loss is the difference between the carrying value of the asset and its fair value. We estimate the fair value using expected future cash flows of our oil and gas properties and compare these undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the cost of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. Different pricing assumptions or discount rates could result in a different calculated impairment. Our oil and gas properties were fully impaired in prior years’.

Asset Retirement Obligation. Our asset retirement obligations (“AROs”) consist primarily of estimated future costs associated with the plugging and abandonment of oil and gas properties. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions, and judgments regarding such factors as costs to satisfy plugging and abandonment and other obligations, future advances in technology, timing of settlements, the credit-adjusted risk-free rate, and inflation rates. In periods subsequent to the initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact operating results as accretion expense. The related capitalized cost, net of estimated salvage values, including revisions thereto, is charged to expense through DD&A over the life of the oil and gas property.

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

Costs related to time based stock options are recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Performance based options are recognized over the performance period when the achievement of the performance conditions is considered probable. Management re-assesses whether satisfaction of performance conditions are probable at the end of each reporting period. As of May 31, 2017, there were no performance based options outstanding.

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

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Previously recognized uncertain tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There are no uncertain tax positions that would meet the more-likely-than-not recognition threshold for the fiscal year ended May 31, 2017 and 2016.

Foreign Currencies and Foreign Currency Adjustment of Intercompany Loans

When foreign currency transactions are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ equity as accumulated other comprehensive (loss) income. However, when transactions are deemed to be of a short term nature, translation adjustments are required to be included in the statement of operations.

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

MANAGEMENT ANALYSIS OF CERTAIN MARKET RISK ISSUES

The Company’s exposure to market risk relates to fluctuations in foreign currency and world prices for crude oil, as well as market risk related to investment in marketable securities. The exchange rates between the Canadian dollar and the US dollar have changed in recent periods and may fluctuate substantially in the future. Any appreciation of the US dollar against the Canadian dollar is likely to have a negative impact on our revenue, operating income, and net income.

At May 31, 2017, the carrying value of cash and cash equivalents was approximately $2,606,586, which approximates the fair value.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company, as defined by 17 CFR § 229.10(f)(1), and therefore is not required to provide the information otherwise required by this Item.

ITEM 8: FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CN Resources, Inc.

Toronto, Canada

We have audited the accompanying consolidated balance sheets of CN Resources, Inc. and its subsidiary, (collectively, the “Company”) as of May 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CN Resources, Inc. and its subsidiary as of May 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 13, 2017

CN RESOURCES INC.

Consolidated Balance Sheets

	May 31, 2017	May 31, 2016
Assets

Current assets
Cash and cash equivalents	$2,606,586	$4,980,735
Accounts receivable - Oil and Gas	31,315	26,351
Other receivable	4,561	1,584
Investment in available-for-sale securities	2,285,160	-
Total current assets	$4,927,622	$5,008,670

Total assets	$4,927,622	$5,008,670

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	4,480	7,448
Due to director	112,109	45,629
Total current liabilities	116,589	53,077

Asset retirement obligation	8,373	7,282

Total liabilities	124,962	60,359

Stockholders' equity
Common stock,100,000,000 of shares authorized with $0.00001 par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001 par value, none issued		-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive loss	(956,164)	(790,882)
Accumulated deficit	(756,376)	(776,007)
Total stockholders' equity	4,802,660	4,948,311

Total liabilities and stockholders' equity	$4,927,622	$5,008,670

The accompanying notes are an integral part of these consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the year	For the year
	ended	ended
	May 31, 2017	May 31, 2016

Revenue
Oil production (net of royalty)	$66,526	$69,286

Operating expenses
Accretion expense	1,091	1,092
General and administrative expenses	36,184	37,178
Management expense	24,000	24,000
Production costs	33,401	24,500
Professional fees	26,084	29,510
Regulatory filing	14,226	12,653
Total operating expenses	$134,986	$128,933

Interest income	88,091	21,942

Net income (loss)	$19,631	$(37,705)

Income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	56,100,000	56,100,000

Comprehensive loss
Net income (loss)	$19,631	$(37,705)
Foreign currency translation adjustment	(165,282)	(231,806)
Total comprehensive loss	$(145,651)	$(269,511)

The accompanying notes are an integral part of these consolidated financial statements.

CN Resources, Inc

Consolidated Statement of Changes in Stockholders' Equity

For the years ended May 31, 2017 and 2016

			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at May 31, 2015	56,100,000	$561	$6,514,639	$(559,076)	$(738,302)	$5,217,822

Net loss	-	-	-		(37,705)	(37,705)

Foreign currency translation adjustment	-	-	-	(231,806)	-	(231,806)

Balance at May 31, 2016	$56,100,000	$561	$6,514,639	$(790,882)	$(776,007)	$4,948,311

Net Income	-	-	-		19,631	19,631

Foreign currency translation adjustment	-	-	-	(165,282)	-	(165,282)

Balance at May 31, 2017	$56,100,000	$561	$6,514,639	$(956,164)	$(756,376)	$4,802,660

The accompanying notes are an integral part of these consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Cash Flows

	For the year	For the year
	ended	ended
	May 31, 2017	May 31, 2016
Cash Flows From Operating Activities
Net Income (Loss) for the period	$19,631	$(37,705)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	1,091	1,092
Changes in operating assets and liabilities
Accounts receivable	(4,964)	3,878
Other receivable	(2,977)	5,717
Accounts payable	(2,968)	(9,088)
Due to Director	66,480	-
Net cash provided (used) in operating activities	76,293	(36,106)

Cash Flows From Investing Activities
Investment in available-for-sale securities	(2,285,160)	4,718,126
Net cash provided (used) in investing activities	(2,285,160)	4,718,126

Cash Flows from Financing Activities
Proceeds from director advances	-	54,406
Net cash provided by financing activities	-	54,406

Effect of foreign currency exchange rates	(165,282)	17,523

Net increase (decrease) in cash and cash equivalents	(2,374,149)	4,753,949
Cash and cash equivalents, beginning of the period	4,980,735	226,786
Cash and cash equivalents, end of the period	$2,606,586	$4,980,735

Supplemental cash disclosure
Cash paid for interest payments	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activity
Proceeds paid directly to Oliver Xing for payable	$-	$376,249

The accompanying notes are an integral part of these consolidated financial statements.

CN RESOURCES INC.

Notes to the Consolidated Financial Statements

May 31, 2017 and 2016

1. ORGANIZATION AND BUSINESS OPERATIONS

CN RESOURCES INC. (“we”, “our”, the “Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company has a 50% ownership of a joint venture oil well located in Alberta, Canada and generates oil revenue entirely from this well. The Company is evaluating other business opportunities at present to build shareholder value.

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

Foreign currency translation

We account for foreign currency translation in accordance with ASC 830, Foreign Currency Translation. The functional currency of the Company’s foreign operation is the Canadian dollar. Translation adjustments result from translating our foreign subsidiary’s financial statements into United States dollars. The balance sheet accounts of our foreign subsidiary are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive loss in stockholders’ equity, for the year ended May 31, 2017. As of May 31, 2017, the accumulated other comprehensive loss was $956,164 (May 31, 2016 - $790,882). Business is generally transacted in a single currency not requiring meaningful currency transaction costs. We do not practice hedging as the risks do not warrant the costs.

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

Income taxes

The Company files all its corporate taxes on time and is in full compliance with applicable tax acts and regulations. For taxation years ended May 31, 2015, 2016 and 2017, the tax returns will be statutory barred after August 31, 2018, 2019 and 2020 respectively.

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

Deferred Income taxes

	2017		2016
Cumulative net operating losses (NOLs)		$482,549		$502,180
Statutory Federal and Provincial tax rate		34%		34%
Deferred Income Tax benefits		127,875		133,078
Valuation allowance		(127,875)		(133,078)
Deferred Income Tax Benefit	$	nil	$	nil

The losses can be carried forward 20 years from the fiscal year the loss incurred. The NOLs start to expire on May 31, 2031 to 2037.

At May 31, 2017, the Company had no unrecognized tax benefits. Management does not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. Interest and penalties related to income tax matters are recognized in income tax expenses. As of May 31, 2017 there are no liabilities related to uncertain tax positions.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the year ended May 31, 2017, basic and diluted income per common share is the same because there were no common stock equivalents outstanding.

Revenue Recognition

We recognize oil and gas revenue from interests in producing well as the oil and gas is sold. Revenue from the purchase, transportation, and sale of oil and natural gas is recognized upon completion of the sale and when transported volumes are delivered. The Company’s oil revenue is entirely from one well and from one customer in Alberta, Canada.

Investment Securities

The Company has investments in securities consisting of redeemable preferred shares. These investments are classified and accounted for as “available-for-sale” securities and are carried at fair value using the net asset value per share under the practical expedient methodology. Interest income on such securities is included in interest income.

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

Fair value of financial instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and due to director approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recent accounting pronouncements

The Company has considered all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. BASIS OF PRESENTATION

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

4. OIL AND GAS PROPERTIES

There was no additional capital spending during the fiscal year ended May 31, 2017 and 2016 for the joint venture well in operation primarily due to continued depressed crude price and the prolonged supply glut. The joint venture well is currently in commercial production but no aggressive spending was initiated. The Company has accounted for the cost of this oil and gas property as proved properties. The oil and gas properties were fully impaired in prior years.

5. ASSETS RETIREMENT OBLIGATION

Our asset retirement obligations ("AROs") consist primarily of estimated future costs associated with the plugging and abandonment of oil and gas properties. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions, and judgments regarding such factors as costs to satisfy plugging and abandonment and other obligations, future advances in technology, timing of settlements, the credit-adjusted risk-free rate, and inflation rates. In periods subsequent to the initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increase in the ARO liability due to the passage of time impacts operating results as accretion expense. The related capitalized cost, net of estimated salvage values, including revisions thereto, is charged to expense over the life of the oil and gas property. For the years ended May 31, 2017 and 2016, the Company recognized accretion expense of $1,091 and $1,092, respectively.

6. DUE TO DIRECTOR

The director loans the Company money from time to time on an interest-free due-on-demand basis. The Company also pays a monthly fee of $5,000 to the director to cover general expenses and management fees. As of May 31, 2017 and 2016, the balance owed to the director amounted to $112,109 and $45,629, respectively.

The Company is currently using the office space from its President and CEO on a rent free basis. The President also provides telephone and administrative services for the Company for free, however, there is no agreement or guarantee that the President will provide the free services for any specific period of time.

7. INVESTMENT SECURITIES

The Company made investments into Cornerstone Mortgage Investment Fund (the “Investment Fund”) in which the President is also a Director and Officer of the Investment Fund. The Investment Fund is eligible for registered plan investments, such as pension plan, registered retirement savings plan, registered education savings plan and Tax Free Saving Accounts, as regulated by the Government of Canada. As of May 31, 2017, the Company made a total investment in the amount of CAD $3,100,000 (USD $2,285,160). The investment is in the form of redeemable preferred shares which the Company can redeem at any time with three-month’s written notice. The investment earned interest income interest income of CAD $40,500 (USD $29,970) for the year ended May 31, 2017, representing an annualized rate of return of 6% per annum.

During the year ended May 31, 2017, the Company also made an investment in DX Mortgage Income Fund, an unrelated party, in the amount of CAD$2,700,000 which were also in the form of redeemable preferred stock. The investment earned interest income of CAD$67,500 (USD48,600), representing an annualized rate of 6% per annum. The investment was fully redeemed by the Company in April 2017.

8. SUBSEQUENT EVENTS

Subsequent to the year end on May 31, 2017, the Company made additional investments in the Investment Fund, on June 1, 2017, in the amount of CAD $900,000 (USD $676,710) and on June 21, 2017, in the amount of CAD $550,000 (USD $413,600) in the same securities disclosed above. The investments are redeemable at any time with three-month’s written notice.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2017, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of May 31, 2017, the Company’s internal control over financial reporting were ineffective due to the following material weaknesses:

●	Our board of directors does not function as an audit committee should function since there is a lack of independent directors on the committee and the board of directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements.

●	We have limited segregation of duties which is not consistent with good internal control procedures.

●	We do not have a written internal control procedures manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future. The lack of written internal control procedures does not meet the requirements of the SEC or good internal control.

●	There are no effective controls instituted over the financial reporting process which includes multiple levels of review.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended May 31, 2017, that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present officer and director is set forth below:

Name	Age	Office Held	Length of Service as Officer
Ruzhen Wang	57	Chairman and Director	Since May 1, 2014
Rose Huang	59	Director	Since May 1, 2014
Oliver Xing	53	Director, President and Chief Executive Officer	Since May 18, 2010 inception of the Company

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending May 31, 2017 for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-
						Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Oliver Xing	2017	0	0	0	0	0	0	60,000	60,000
President & CEO	2016	0	0	0	0	0	0	60,000	60,000
	2015	0	0	0	0	0	0	60,000	60,000

The $60,000 was payable to Mr. Xing in 2017 and 2016 was for overall responsibility in administering the Company operations and for sourcing and evaluating mineral properties and general and administrative duties.

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts. The following table sets forth compensation paid to our directors from inception on May 17, 2010 to May 31, 2017. Since that time, we have not paid any compensation to Mr. Xing or any director any fee in the capacity as a director.

Director Compensation

	Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Oliver Xing	2017	0	0	0	0	0	0
	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0

Ruzhen Wang	2017	0	0	0	0	0	0
	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0

Rose Huang	2017	0	0	0	0	0	0
	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0

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

	Number of	Percentage of
	Restricted Shares	Restricted Shares
Name and Address Beneficial Ownership [1]	Owned beneficially	Owned beneficially

Oliver Xing	9,500,000	16.93%
Toronto, Ontario

Ruzhen (Jenny) Wang	39,000,000	69.52%
Markham, Ontario

Rose Huang	-	-
Toronto, Ontario

Total common stocks issued and outstanding	56,100,000

All Officers and Director-as a Group (3 people)	48,500,000	86.45%

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information provided in the Company’s filing with the United States Securities Commission on form 8-K.

Further, Mr. Xing has advanced funds to us for some of our needs. As of May 31, 2017, Mr. Xing has outstanding advances to us in the amount of $112,109 (May 31, 2016 - $45,629). There is no due date for the repayment of the funds advanced by Mr. Xing. Mr. Xing will be repaid from revenues or operations if and when we generate revenues to pay the obligation. The obligation to Mr. Xing does not bear interest. Money advanced by Mr. Xing will be repaid from the proceeds of any financing or from working capital when available and on demand.

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

2017	$25,250	MaloneBailey, LLP
2016	$24,900	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of September, 2017

CN RESOURCES INC.
(the “Registrant”)

BY:	/s/ OLIVER XING
Oliver Xing, President, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ OLIVER XING	President, Principal Executive Officer, Secretary,	September 13, 2017
Oliver Xing	Treasurer, Principal Financial Officer, Principal
Accounting Officer and member of the Board
of Directors

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

