Form 10-Q
period 2017-08-31
CN Resources Inc.
filed 2017-09-29
CIK 1494809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  AUGUST 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,100,000 as of September 29, 2017

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CN RESOURCES INC.

Consolidated Balance Sheets

Unaudited

	August 31, 2017	May 31, 2017

Assets
Current assets
Cash and cash equivalents	1,633,666	$2,606,586
Accounts receivable - Oil and Gas	20,273	31,315
Other receivable	4,434	4,561
Investment in available-for-sale securities	3,629,535	2,285,160
Total current assets	$5,287,908	$4,927,622

Total assets	$5,287,908	$4,927,622

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities
Accounts payable	12,914	4,480
Due to director	40,718	112,109
Total current liabilities	53,632	116,589

Asset retirement obligation	8,647	8,373

Total liabilities	62,279	124,962

Stockholders’ equity
Common stock,100,000,000 of shares authorized with $0.00001par value, 56,100,000 issued and outstanding	561	561
Preferred stock,100,000,000 shares authorized with $0.00001par value, none issued	-	-
Additional paid-in capital	6,514,639	6,514,639
Accumulated Other Comprehensive loss	(567,395)	(956,164)
Accumulated deficit	(722,176)	(756,376)
Total stockholders’ equity	5,225,629	4,802,660

Total liabilities and stockholders’ equity	$5,287,908	$4,927,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	For the three months	For the three months
	ended	ended
	August 31, 2017	August 31, 2016

Revenue
Oil production (net of royalty)	$19,718	$11,708

Operating expenses
Accretion expense	273	273
Bank service charge	163	79
General and administrative expenses	9,000	9,000
Management expense	6,000	6,000
Production costs	8,418	12,686
Professional fees	7,000	-
Regulatory filing	10,100	10,100
Total operating expenses	$40,954	$38,138

Foreign currency exchange gain	308	-
Interest income	55,128	8,909
	55,436	8,909

Net income (loss)	$34,200	$(17,521)

Income (Loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	56,100,000	56,100,000

Comprehensive loss
Net Income (loss)	$34,200	$(17,521)
Foreign currency translation adjustment	388,769	(17,255)
Total comprehensive Income (loss)	$422,969	$(34,776)

The accompanying notes are integral part of these unaudited consolidated financial statements.

CN RESOURCES INC.

Consolidated Statements of Cash Flows

Unaudited

	For the three months	For the three months
	ended	ended
	August 31, 2017	August 31, 2016
Cash Flows From Operating Activities
Net Income (Loss) for the period	$34,200	$(17,521)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation, depletion and accretion	273	273
Changes in operating assets and liabilities
Accounts receivable	11,042	6,826
Other receivable	127	(9,926)
Accounts payable	8,434	(7,348)
Due to Director	(71,391)	23,772
Net cash provided (used) in operating activities	(17,315)	(3,924)

Cash Flows From Investing Activities
Investment in available-for-sale securities	(1,077,480)	-
Net cash provided (used) in investing activities	(1,077,480)	-

Effect of foreign currency exchange rates	121,875	(17,255)

Net increase (decrease) in cash and cash equivalents	(972,920)	(21,179)
Cash and cash equivalents, beginning of the period	2,606,586	4,980,735
Cash and cash equivalents, end of the period	$1,633,666	$4,959,556

Supplemental cash disclosure
Cash paid for interest payments	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CN RESOURCES INC.

Notes to the Consolidated Financial Statements

(Unaudited)

August 31, 2017

1. ORGANIZATION AND BUSINESS OPERATIONS

CN RESOURCES INC. (“we”, “our”, the “Company”) was incorporated in Nevada of the United States of America on May 18, 2010. The Company has a 50% ownership of a joint venture oil well located in Alberta, Canada and generates oil revenue entirely from this well. The Company is evaluating other business opportunities at present to build shareholder value.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the quarter ended August 31, 2017, basic and diluted income per common share is the same because there were no common stock equivalents outstanding.

Recent Accounting Pronouncements

There are no new accounting pronouncements issued or effective that had, or are expected to have, a material impact on the Company’s financial statements.

3. DUE TO DIRECTOR

The director loans the Company money from time to time on an interest-free due-on-demand basis. The Company also pays a monthly fee of $2,000 to the director to cover general expenses and management fees. As of August 31, 2017, the balance owed to the director amounted to $40,718.

The Company is currently using the office space from its President and CEO on a rent free basis. The President also provides telephone and administrative services for the Company for free, however, there is no agreement or guarantee that the President will provide the free services for any specific period of time.

4. INVESTMENT SECURITIES

The Company made investments into Cornerstone Mortgage Investment Fund (the “Investment Fund”) in which the President is also a Director and Officer of the Investment Fund. The Investment Fund is eligible for registered plan investments, such as pension plan, registered retirement savings plan, registered education savings plan and tax Free saving accounts, as regulated by the Government of Canada. As of August 31, 2017 and May 31, 2017, the Company made a total investment in the amount of CAD $4,550,000 (USD $3,629,535) and CAD $3,100,000 ((USD $2,285,160), respectively. The investment is in the form of redeemable preferred shares which the Company can redeem at any time with three-month’s written notice. The investment earned interest income interest income of CAD $65,500 (USD $51,896) for the quarter ended August 31, 2017, representing an annualized rate of return of 6% per annum.

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

During the quarter ended August 31, 2017, crude oil price is still depressed at an historical low level with WTI of $46 to $50 per barrel, the Board of Directors has decided to take a cautious approach to further investments in this sector until a clear visibility can be obtained before venturing into any capital commitment.

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

The following table sets forth certain of our oil operating information for the three-month ended August 31, 2017 and 2016

	Three-month ended
	August 31, 2017	August 31, 2016
Production revenue (net of royalty)	$19,718	$11,708
Production cost	$8,418	$12,686

The increase in production revenue for the three-month period ended August 31, 2017 compared with August 31, 2016 is due to slight increase in well production volume. The decrease in production cost is due to improved management of the production process.

For the three-month periods ended August 31, 2017 and 2016, the following table indicates major variances compared with previous period. The other expense items on the Consolidated Statements of Operations have no material variances.

	Three-month ended
	August 31, 2017	August 31, 2016
Professional fee	$7,000	$-

The professional fee increase in the three-month period ended August 31, 2017 as compared with the three-month period ended August 31, 2016 was due to timing difference for which the Company received invoices during the quarter and recognized as expense.

Cash Flow Analysis

For the three months ended August 31, 2017, we used $17,315 cash in operating activities (August 31, 2016 - $(3,924)) and used cash of $1,077,480 (August 31, 2016 – ($nil)) in investing activities.

Liquidity and Capital Resources

At August 31, 2017, we have cash and cash equivalents of $1,633,666 (May 31, 2017 - $2,606,586), oil revenue receivable of $20,273 (May 31, 2017 - $31,315) and investment in available-for-sale securities of $3,629,535 (May 31, 2017 - $2,285,160). We have accounts payable of $12,914 (May 31, 2017 – $4,480) and amounts due to a director of $40,718 (May 31, 2017 - $112,109).

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

There were no material changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no change in securities in the three-month period ended August 31, 2017

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

CN Resources Inc.

Date: September 29, 2017	By:	/s/ Oliver Xing
Oliver Xing
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

